Form 10-K
period 1993-12-31
NYNEX CORP
filed 1994-03-28
CIK 732714

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

(Mark one)
( X )            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993

                                     OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from         to

                        Commission file number 1-8608

                              NYNEX CORPORATION

      A Delaware                                   I.R.S. Employer
      Corporation                            Identification No. 13-3180909

            1113 Westchester Avenue, White Plains, New York 10604

                       Telephone Number (914) 644-6400

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
  Title of each class                                which registered
Common Stock (par value                          New York, Boston, Chicago,
    $1.00 per share)                              Pacific and Philadelphia
                                                        Stock Exchanges
Twenty year 9.55%  Debentures
  due May 1, 2010                                New York Stock Exchange,Inc.

Securities registered pursuant to Section 12(g) of the Act:  None.

    At February 28, 1994, approximately 417,068,000 shares of Common Stock were outstanding.

    At February 28, 1994, the aggregate market value of the voting stock held by nonaffiliates was approximately $15,527,000,000.

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ..X... No ......

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [   ]

                    DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Registrant's Proxy Statement dated March 21, 1994 issued in connection with the 1994 Annual Meeting of Stockholders (Parts II and III).

                              TABLE OF CONTENTS



                                   PART I

Item                                                                   Page

 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . .         3

 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . .        19

 3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .        19

 4. Submission of Matters to a Vote of Security Holders  . . . .        22



                                   PART II

 5. Market for Registrant's Common Equity and Related
    Stockholder Matters  . . . . . . . . . . . . . . . . . . . .        23

 6. Selected Financial Data  . . . . . . . . . . . . . . . . . .        24

 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations  . . . . . . . . . . . .        24

 8. Consolidated Financial Statements and Supplementary Data . .        24

 9. Changes in and Disagreements with Accountants on Accounting
    and Financial Disclosure . . . . . . . . . . . . . . . . . .        24



                                  PART III

10. Directors and Executive Officers of the Registrant . . . . .        24

11. Executive Compensation . . . . . . . . . . . . . . . . . . .        24

12. Security Ownership of Certain Beneficial Owners
    and Management . . . . . . . . . . . . . . . . . . . . . . .        24

13. Certain Relationships and Related Transactions . . . . . . .        24



                                   PART IV

14. Exhibits, Consolidated Financial Statement Schedules and
    Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .        25

                                   PART I


Item 1.  BUSINESS.

General

    NYNEX Corporation ("NYNEX") was incorporated on October 7, 1983 under the laws of the State of Delaware and has its principal executive offices at 1113 Westchester Avenue, White Plains, New York 10604 (telephone number 914-644-6400). NYNEX is a holding company with various subsidiaries engaged in the provision of telecommunications products and services, directory publishing and other business services.

    NYNEX provides products and services in several industry segments (see "Consolidated Financial Statements and Supplementary Data" below).
NYNEX's dominant industry segment is Telecommunications, which includes New York Telephone Company ("New York Telephone"), New
England Telephone and Telegraph Company ("New England Telephone") and their subsidiaries (see "Telecommunications" below).

    In addition to Telecommunications, NYNEX has wholly-owned subsidiaries in the following industry segments: Cellular (NYNEX Mobile Communications Company), Publishing (NYNEX Information Resources Company), Financial Services (NYNEX Credit Company, NYNEX Capital Funding Company and NYNEX
Trade Finance Company) and Other Diversified Operations (including NYNEX Network Systems Company and NYNEX CableComms Limited, among others). Each of these segments is described below.

Telecommunications

    The two principal operating subsidiaries of NYNEX are operating telephone companies, New York Telephone and New England Telephone (collectively, the "Telephone Companies"). The Telephone Companies provided NYNEX with 86% of its operating revenues in 1993. Approximately 87% of the Telephone Companies' revenues were derived from operations in New York State and Massachusetts. In 1993, revenues from one customer, American Telephone and Telegraph Company ("AT&T"), accounted for approximately 16% of NYNEX's total operating revenues, primarily in network access and other revenues.

    New York Telephone is incorporated under the laws of the State of New York and is primarily engaged in providing telecommunications services in a large portion of New York State and a small portion of Connecticut (Greenwich and Byram only). New England Telephone is incorporated under the laws of the State of New York and is primarily engaged in providing telecommunications services in Massachusetts, Maine, New Hampshire, Rhode Island and Vermont. The Telephone Companies are primarily engaged in providing two types of telecommunications services, exchange telecommunications and exchange access, in their respective territories.

    Exchange telecommunications service is the transmission of telecommunications among customers located within geographical areas (local access and transport areas or "LATAs"). These LATAs are generally centered on a city or other identifiable community of interest and, subject to certain exceptions, each LATA marks an area within which a former Bell System local exchange company ("LEC") operating within such territory may provide telecommunications services (see "Operations Under the Modification of Final Judgment" below). Exchange telecommunications service may include long distance service as well as local service within LATAs. Examples of exchange telecommunications services include switched local residential and business services, private line voice and data services, Wide Area Telecommunications Service ("WATS"), long distance and Centrex services.

    Exchange access service refers to the link provided by LECs between a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

    Certain billing and collection services are performed by the Telephone Companies for other carriers, primarily AT&T, and certain information providers that elect to subscribe to these services rather than perform such services themselves. Effective January 1, 1987, such billing and collection services were detariffed on an interstate basis and are offered to interexchange carriers under contract. In addition, many components of billing and collection services in New York State have been detariffed pursuant to orders of the New York State Public Service Commission ("NYSPSC"). The NYSPSC has determined that other components of intrastate billing and collection services shall remain under tariff. In 1993, approximately 1% of NYNEX's operating revenues were derived from billing and collection services. In 1990, the Telephone Companies and AT&T signed a six-year contract extending the Telephone Companies' roles as AT&T long distance billing and collection agents. The agreement allows AT&T the flexibility of gradually assuming certain administrative and billing functions performed by the Telephone
Companies.  The contract expires on December 31, 1995.

    There are six LATAs that comprise the area served by New York Telephone and they are referred to as follows: the New York City Metropolitan Area (which includes Westchester, Rockland, Putnam, Nassau and Suffolk Counties in New York and Greenwich and Byram in Connecticut), Poughkeepsie, Albany-Glens Falls, Syracuse-Utica, Buffalo and Binghamton-Elmira.
There are six LATAs served by New England Telephone: Eastern Massachusetts, Western Massachusetts, Maine, New Hampshire, Vermont and Rhode Island. Although the Telephone Companies generally are prohibited by the Modification of Final Judgment from providing interLATA service, New York Telephone is permitted to and does provide interLATA service in certain areas, including service between New York City and northern
New Jersey (see "Operations Under the Modification of Final Judgment" below).

    The following table sets forth for the Telephone Companies the approximate number of network access lines in service at the end of each year:
                                     Network Access Lines In Service
                                                (In Thousands)

                                1993     1992     1991     1990     1989

New York Telephone  . . .      10,224    9,978    9,807    9,723    9,438

New England Telephone . .       5,906    5,721    5,604    5,544    5,461

  Total . . . . . . . . .      16,130   15,699   15,411   15,267   14,899

    The territories served by the Telephone Companies contain sizeable areas and many localities in which local service is provided by nonaffiliated telephone companies. Rochester, Jamestown, Middletown, Webster and Henrietta, New York are the only cities with a population of more than 25,000 within New York State that are served by such nonaffiliated companies. On December 31, 1993 these nonaffiliated companies had approximately 1,369,000 network access lines in service.

    In 1990, NYNEX Materiel Enterprises Company was transferred from NYNEX to the Telephone Companies and then merged into another jointly owned subsidiary, NYNEX Service Company, which was renamed Telesector
Resources Group, Inc. ("Telesector Resources").

    The Telephone Companies have consolidated all or part of many regional service and support functions into Telesector Resources. Regional service functions are interstate access services, operator services, public communications, sales, market area services, corporate services, information services, labor relations, engineering/construction and business planning. Support functions are quality and process re-engineering, marketing, technology and planning, public relations, legal and human resources. In addition, Telesector
Resources provides various procurement, procurement support and materials management services to the Telephone Companies, on a nonexclusive basis. These services include product evaluation, contracting, purchasing, materials management and disposition, warehousing, transportation, and equipment repair management. Under a reciprocal services agreement, the Telephone Companies provide certain administrative and other services for Telesector Resources.

    Each of the seven regional holding companies ("RHCs") formed in connection with the AT&T divestiture owns an equal interest in Bell Communications Research, Inc. ("Bellcore") (see "Operations Under the Modification of Final Judgment" below). Bellcore furnishes to the LECs, including the Telephone Companies, and certain of their subsidiaries technical and support services (that include research and development) relating to exchange telecommunications and exchange access services that can be provided more efficiently on a centralized basis. Bellcore serves as a central point of contact for coordinating the efforts of NYNEX and the other RHCs in meeting the national security and emergency preparedness requirements of the federal government.

Cellular

    NYNEX Mobile Communications Company ("NYNEX Mobile"), through its operating subsidiaries and partnerships, provides a variety of wireless telecommunications services and products, including services and products that incorporate cellular technology, throughout the northeastern United States.

Publishing

    NYNEX Information Resources Company ("Information Resources") produces, publishes and distributes alphabetical (White Pages) and classified
(Yellow Pages) directories for the Telephone Companies pursuant to agreements that provide for the payment of fees to the Telephone
Companies in exchange for the right to publish such directories.
Acting through its subsidiaries, Information Resources also publishes, on its own and in partnership with other entities, other telephone directories, both domestically and internationally. NYNEX
Information Technologies Company, a subsidiary of Information
Resources, provides on-line electronic directories in the United
States and France and also provides CD-ROM directories.

Financial Services

    NYNEX Credit Company is primarily engaged in the business of financing transportation, industrial, and commercial equipment and facilities to a broad range of companies through leasing transactions unrelated to NYNEX's other businesses.

    NYNEX Capital Funding Company provides a source of funding to NYNEX and its subsidiaries, other than the Telephone Companies, through its ability to issue debt securities in the United States, Europe and other international markets.

    NYNEX Trade Finance Company evaluates and obtains non-recourse and trade-related financing for NYNEX projects, evaluates and manages foreign currency risk and arranges the repatriation of profits from foreign operations, principally in developing and third-world economies.

    NYNEX is in the process of exiting the real estate development and management business.

Other Diversified Operations

    NYNEX Network Systems Company provides wireline and wireless network services outside the United States.

    NYNEX CableComms Limited ("CableComms") builds and operates cable television and telephony networks in the United Kingdom.

    Information products and services and consulting services are provided both nationally and internationally by other companies within this segment. NYNEX is in the process of exiting the information products and services business. During 1993 and early 1994, NYNEX sold The BIS Group Limited and AGS Computers, Inc.

Business Restructuring

    In the fourth quarter of 1993, NYNEX recorded charges of approximately $2.1 billion for business restructuring. These charges resulted from a comprehensive analysis of operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to implement work force reductions, and to produce cost savings necessary for NYNEX to operate in an increasingly competitive environment.

Capital Expenditures

    NYNEX meets the expanding needs for telecommunications services by making capital expenditures to upgrade and extend the existing telecommunications network, including new construction, optical fiber and modernization at both Telephone Companies. Capital expenditures also include the construction of mobile cell sites in the Northeast and the building of cable television and telephony networks in the United Kingdom.
Capital expenditures (excluding the equity component of allowance for funds used during construction and additions under capital leases) for 1989 through 1993 are set forth below.
                              In Millions

                     1993. . . . . . . . . . $2,717
                     1992. . . . . . . . . . $2,450
                     1991. . . . . . . . . . $2,499
                     1990. . . . . . . . . . $2,493
                     1989. . . . . . . . . . $2,421

    NYNEX's capital expenditures in 1994, excluding capital expenditures resulting from business restructuring, are currently expected to be at a level comparable to 1993 expenditures. Most of such expenditures will be for the Telephone Companies, Telesector Resources, NYNEX Mobile, and CableComms.

Operations Under the Modification of Final Judgment

    The operations of NYNEX and its subsidiaries in all industry segments are subject to the requirements of a consent decree known as the "Modification of Final Judgment" ("MFJ"). The MFJ arose out of an antitrust action brought by the United States Department of Justice ("DOJ") against AT&T. On August 24, 1982, the United States District Court for the
District of Columbia (the "MFJ Court") approved the MFJ as in the public interest. On February 28, 1983, the United States Supreme Court affirmed the MFJ Court's action. Pursuant to the MFJ, AT&T divested its 22 wholly-owned LECs, including the Telephone Companies, distributed them to the RHCs, and distributed the stock of the RHCs to AT&T's stockholders on January 1, 1984.

    As initially approved, the MFJ restricted the RHCs, including NYNEX and its subsidiaries, to the provision of exchange telecommunications service, exchange access and information access services, the provision (but not manufacture) of customer premises equipment ("CPE") and the publishing of printed directory advertising. Although some restrictions placed on RHC operations have been removed or modified since entry of the MFJ, the RHCs are still required to seek MFJ Court approval in order to provide interLATA telecommunications services, to manufacture or provide telecommunications products and to manufacture CPE. Also, the Telephone Companies are still required to offer to all interexchange carriers and information service providers exchange access and information access, at certain locations, which are equal in quality, type and price to that provided to AT&T and its affiliates ("Equal Access"). Included in capital expenditures for the period 1989 through 1993 are costs incurred in connection with the requirement to provide Equal Access (see "Capital Expenditures" above).

    MFJ Court approval to engage in any of the prohibited activities is normally predicated upon a showing to the MFJ Court that there is no substantial possibility that an RHC could use its monopoly power to impede competition in the market it seeks to enter. The MFJ Court has established procedures for dealing with requests by an RHC to enter new businesses. Such requests must first be submitted to the DOJ for its review. After
DOJ review, the RHC seeks approval directly from the MFJ Court. The MFJ Court will consider the recommendation of the DOJ in deciding whether a specific request should be granted.

    On July 25, 1991, the MFJ Court lifted the MFJ restriction on the provision of the content of information services by the RHCs and LECs, including NYNEX and the Telephone Companies. On May 28, 1993, the United States Court of Appeals for the District of Columbia affirmed that decision. The Court of Appeals decision allows the RHCs and LECs, including NYNEX and the Telephone Companies, to create and own the content of the information they transmit over the telephone lines and to provide data processing services to customers. On November 15, 1993, the United States Supreme Court declined to review the Court of Appeals decision.

Regulated Services

    Various services offered by NYNEX's subsidiaries in the Telecommunications and Cellular segments are subject to the jurisdiction of state and federal regulators. Intrastate communications services offered by these subsidiaries are under the jurisdiction of state public utility commissions (see "State Regulatory Matters" below). Interstate communications services offered by the Telephone Companies and NYNEX Mobile are regulated by the Federal
Communications Commission (the "FCC") (see "Federal Regulatory Matters" below). In addition, state and federal regulators review various transactions between these subsidiaries and the other subsidiaries of NYNEX.

State Regulatory Matters

    Set forth below is a description of certain intrastate regulatory proceedings with respect to changes in rates and revenues1/. NYNEX is unable to state with certainty the effective dates of any changes that may be ordered or the actual amounts of revenues that may result from any such changes.



    New York

    As an outgrowth of New York Telephone's 1990 general rate case (the "1990 rate case"), in November 1990, the NYSPSC commenced a proceeding to review the financial effects on ratepayers of the transactions in the years 1984 through 1990 between New York Telephone and other NYNEX affiliates. The NYSPSC selected an independent consulting firm to perform an audit of such transactions. The consultant commenced the audit in November 1991 and is expected to complete the audit and submit a report detailing its findings and recommendations in 1994. The NYSPSC may hold hearings on the consultant's audit report.

    The NYSPSC authorized a $250 million increase in New York Telephone's rates, effective January 1, 1991, of which $47.5 million annually remains subject to refund pending resolution of certain affiliate transactions issues.

    In September 1992, the NYSPSC issued an order in the Second and Third Stages (the "Second and Third Stages") of the 1990 general rate case that approximately $27 million of revenues attributable to the reduction in ad valorem taxes on central office equipment would be retained to reduce the balance of regulatory assets on New York Telephone's books and the remaining revenues ($15 million in 1992 and $62 million in 1993) would offset rate increases that would otherwise have been required to offset revenue decreases in long distance, carrier access and other revenues.
In October 1992, New York Telephone filed a response to the NYSPSC's order in which it updated the Regulatory Asset Recovery Plan. In the updated plan, New York Telephone outlined how certain regulatory assets currently accounted for as deferred charges could be recovered over six years, starting in 1993, by utilizing ad valorem tax savings and other revenues currently being provided in rates. On January 28, 1994, the NYSPSC approved New York Telephone's Regulatory Asset Recovery Plan.



1/ The term "rates" is synonymous with prices. When changes in rates are referred to in the aggregate, the reference is to the aggregate effect of individual price changes multiplied by the volumes of services, assuming no change in volume as a result of the price changes. The term "revenues", on the other hand, refers to the aggregate effect of prices multiplied by volumes of service, with effect given to the change in volume as a result of any price changes.

    On February 4, 1993, the NYSPSC issued an order with respect to the Second and Third Stages, permitting New York Telephone to retain 1993 earnings above a return on equity of 11.7% and up to 12.7% if it met specified service-quality criteria, with earnings above 12.7% return on equity to be held for the ratepayers' benefit. On February 25, 1994, the NYSPSC preliminarily concluded that there would be no financial penalty based on New York Telephone's 1993 service-quality results.

    In July 1992, the NYSPSC initiated a proceeding to investigate performance-based incentive regulatory plans for New York
Telephone for 1994 and beyond. The NYSPSC noted that incentive regulatory agreements provide incentives to increase efficiency and provide greater consumer benefits by permitting New York Telephone to keep some of its performance gains, i.e., earn a higher rate of return than authorized under traditional rate of return regulation, and by penalizing unsatisfactory performance. In the first phase of the proceeding, the NYSPSC issued Orders on December 24, 1993 and January 28, 1994 for a reduction in New York Telephone's rates of $170 million annually, effective January 1, 1994. An additional
$153.3 million of current revenues is to be made available "for the ultimate benefit of customers and New York Telephone's competitive position through earnings incentives for short-term service improvements and a longer term plan for performance-based earning incentives and network improvements." That incentive regulatory plan will be pursued in a second phase of the proceeding during 1994. The Orders required New York Telephone to record a $75 million charge in 1993, representing a reversal of a portion of a regulatory asset related to deferred pension costs that New York Telephone expected to recover through the regulatory process and recorded under the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain
Types of Regulation".

    The NYSPSC did not make a final finding on return on equity for 1994. Subject to New York Telephone's achieving net productivity gains, according to the Orders, New York Telephone would have an opportunity to earn above a 10.8% return on equity, with equal sharing with ratepayers of any earnings above a 12% return on equity.

    On July 13, 1993, the NYSPSC issued an Opinion and Order, subject to comments and a final decision, which would require New York Telephone to provide IntraLATA Presubscription ("ILP") within 18 months of a bona fide request from a carrier. ILP would give a customer the option of designating, in advance, a carrier that would carry the customer's intraLATA toll calls. Currently, absent special dialing arrangements, such calls are carried by New York Telephone. The NYSPSC is considering various options for the recovery by New York Telephone of out-of-pocket costs and lost revenues resulting from ILP. At its February 2, 1994 Public Session, the NYSPSC suggested that certain issues relating to ILP would be made the subject of negotiations and a "collaborative effort" between the parties to the incentive regulatory proceeding.

    New York Telephone's tariffs to provide for switched interconnection by competitors, as required by the NYSPSC in May 1992, became effective on January 1, 1993. New York Telephone had previously filed tariffs to permit private line collocation arrangements, whereby competitors place their transmission equipment in New York Telephone's central offices.

    Maine

    On May 1, 1992, the Maine Public Utilities Commission ("MPUC") issued a Notice of Proceeding to commence a comprehensive investigation regarding New England Telephone's cost of service and rate design. New England Telephone filed its comprehensive rate design proposal with the MPUC on July 6, 1992. Although New England Telephone did not seek to increase the overall revenues it receives, the rate design proposal would affect the rates charged for various services. The rate design proposal seeks a reduction in rates for message telecommunications and related long distance services, a corresponding decrease in access rates and an increase in residence basic exchange service rates.

    At a March 11, 1994 deliberative session, the MPUC voted to reject
New England Telephone's rate design proposal. The MPUC found that New England Telephone had not adequately supported the proposal. Because New England Telephone's proposal was designed to be revenue neutral, there will be no immediate earnings impact from the MPUC's decision. The final order is expected to be released by the end of March.

    The MPUC expressed an interest in exploring how the rate realignment proposed by New England Telephone might be accomplished through an alternative form of regulation, in lieu of traditional rate of return regulation. The MPUC announced its intention to commence such an investigation upon release of its final order.

    Massachusetts

    In June 1990, the Massachusetts Department of Public Utilities ("MDPU") issued an order in Phase III of a proceeding that culminated a five-year investigation into New England Telephone's rates, costs and revenues. The order calls for the gradual restructuring of local and long distance rates within the state, with the objective of moving prices for services closer to the costs of providing them. This is accomplished through an annual transitional filing of new rates by New England Telephone. At the time the rates are established, revenue neutrality is maintained. New England Telephone's first and second transitional filings became effective on November 15, 1991 and January 15, 1993, respectively. On January 13,
1994, the MDPU approved the third transitional filing with minor modifications to become effective April 14, 1994.

    New Hampshire

    On March 16, 1993, New England Telephone, the New Hampshire Public Utilities Commission ("NHPUC") staff, the NHPUC Office of Consumer
Advocate, various interexchange and local exchange carriers and an association of business customers filed a stipulation for approval by the NHPUC to resolve all matters in the current phase of the generic intraLATA competition docket.
 On June 10, 1993, the NHPUC issued an order approving in part and modifying in part the stipulation, subject to the acceptance of the parties, to provide that (1) the NHPUC will not initiate a show cause proceeding, for effect prior to October 1, 1995, as to New England Telephone's earnings or cost of capital; (2) New England Telephone will not initiate, prior to April 1, 1995, a request for an increase in basic exchange rates, for effect prior to October 1, 1995, except to reflect changes in exogenous costs; (3) switched access rates for non-800 access service decrease from 20 cents to 16 cents effective October 1, 1993, which resulted in an annual reduction of approximately $3.1 million in 1993, and will decrease 12 cents the following year, 8 cents in the third year, and in the fourth year would be equal to the interstate rate in effect at that time; (4) New England Telephone will have pricing flexibility with respect to its toll services; and (5) the settlements process between New England Telephone and independent carriers will be replaced by access arrangements. On July 29, 1993, the parties resubmitted the stipulation with the NHPUC, as modified by the NHPUC and New England Telephone. On August 2, 1993, the NHPUC approved the stipulation as resubmitted.

    Rhode Island

    In August 1992, the Rhode Island Public Utilities Commission approved a Price Regulation Trial ("PRT") that provides New England Telephone with significantly increased pricing and earnings freedom through 1995 and calls for specific investment and service-quality commitments by New England Telephone. As a part of the PRT, New England Telephone makes an annual filing, with overall price increases capped by a formula indexing Rhode Island prices to the Gross National Product Price Index, adjusted for productivity and exogenous factors. New England Telephone's most recent annual filing became effective January 15, 1994. The flexibility afforded by the PRT allows New England Telephone to continue moving the prices of its services closer to the costs of providing them. With respect to 1993 earnings, New England
Telephone must apply a one-time credit to customers' bills of 50% of any earnings between 13.25% and 19.25% return on equity and 100% of any return in excess of 19.25%.

    Vermont

    New England Telephone filed a petition for a price regulation plan with the Vermont Public Service Board ("VPSB") on October 5, 1993. This proposal provides that (1) New England Telephone would be allowed to adjust its rates annually based on an increase in the Gross Domestic Product Price Index, adjusted for productivity and exogenous factors;
(2) New England Telephone would enhance its current quality commitments;
(3) New England Telephone would retain the ability to offer new products and services on 15 days' notice, and the ability to offer customer specific contracts, without prior VPSB approval; and (4) New England Telephone's earnings would not be restricted. In a related proceeding, on December
1, 1993, the Vermont Department of Public Service filed a petition seeking to examine New England Telephone's rates and to ensure that rates are at appropriate levels prior to the initiation of a price regulation plan.
The petition asserts that

New England Telephone may be over-earning and asks the VPSB to direct that any rate reduction be returned to the ratepayers of Vermont in the form of a rebate retroactive to December 1993. A decision in both the incentive regulation and rate dockets is due from the VPSB by August 24, 1994. On February 18, 1994, the VPSB opened an investigation into open network architecture ("ONA"), unbundling and interconnection issues. This is a major competition docket that is expected to continue into 1995.


Federal Regulatory Matters

    Interstate Access Charges

    Interstate access charges are tariff charges filed with the FCC that compensate LECs, including the Telephone Companies, for services that allow carriers and other customers to originate and terminate interstate telecommunications traffic on the LECs' local distribution networks. Such charges recover the LECs' access-related costs allocated to the interstate jurisdiction ("Interstate Costs") under the FCC's jurisdictional cost allocation rules.

    With respect to the provision of access to the switched network, separate charges are applied to end users ("End User Common Line Charges") and to interexchange carriers ("switched access"). End User Common Line
Charges recover, through a fixed charge, a portion of the Interstate
Costs of the line connecting an end user's premises with the LEC's central office. The LECs recover their remaining Interstate Costs through mileage and usage sensitive charges to the interexchange carriers.

    Special access refers to the provision of nonswitched access for private line services. Between January 1, 1984 and April 1985, the Telephone Companies charged AT&T for special access pursuant to contracts and charged other interexchange carriers pursuant to pre-existing tariffs.
In November 1984, pursuant to permission granted by the FCC, the Telephone Companies increased by approximately 20 percent the special access rates to the other interexchange carriers. In April 1985, special access tariffs applicable to all interexchange carriers, including AT&T, became effective. Upon review, the United States Court of Appeals for the District of Columbia Circuit found that the rate increases permitted prior to June 3, 1985 were instituted without the requisite period of notice and, therefore, remanded the case to the FCC for a determination of the appropriate refunds. On July 12, 1993, the FCC issued an order requiring the Telephone Companies to calculate refunds for certain interexchange carriers. Pursuant to that order, which is subject to a pending petition for reconsideration by one of the interexchange carriers, the Telephone Companies provided refunds totalling approximately $150,000 on November 29, 1993.

    Effective January 1, 1991, the FCC adopted a new system for regulating the interstate rates of the LECs, including the Telephone Companies, and established so called "price caps" that set maximum limits on the prices they can charge. The limits will be adjusted each year to reflect inflation, a productivity factor and certain other cost changes.

    Price cap regulation does not guarantee that any LEC will earn its authorized rate of return. If the Telephone Companies' earnings in any year fall below 10.25%, the Telephone Companies are permitted to increase their rates in the following year to reflect the difference between their earnings and what earnings would have been at a 10.25% rate of return. On November 1, 1990, the Telephone Companies filed tariffs to comply with the FCC's new price cap rate regulation policy. Effective January 1, 1991, the FCC lowered the interstate access authorized rate of return from 12% to 11.25%. The tariffs, which became effective on January 1, 1991, were based upon the authorized rate of return on overall investment of 11.25%.

    Under the FCC price cap regulations, each LEC may earn a rate of return above the authorized rate of return, up to 12.25%, which equates to a return on equity of slightly over 15.0% for the Telephone Companies.
Above that level, earnings are divided equally between the LEC and customers, until they reach an effective cap on interstate return on equity of approximately 18.7%. Also, if the Telephone Companies choose to set their tariffs in any one year based on a more stringent (4.3% as opposed to 3.3%) productivity standard, the Telephone Companies may earn in that year a rate of return on overall investment of up to 13.25% before earnings are shared with customers, which equates to a correspondingly higher return on equity.

    On April 2, 1991, the Telephone Companies filed their first annual access tariff revisions under the new price cap rules. These revisions incorporated a 3.3% productivity factor, as well as inflation factor adjustments and other cost changes. The revised tariffs became effective on July 1, 1991 and reduced annual interstate access rates approximately $68 million.

    In addition, on January 13, 1992, the FCC permitted the Telephone Companies to implement the first step of a transition plan to unify their interstate access rates. The Telephone Companies implemented the second step transition rates on July 1, 1992 and the third and final step on November 24, 1992.

    On July 1, 1992, the Telephone Companies implemented the second annual update to the price cap rates. These tariff changes, which included the second step transition rates, resulted in a net reduction in the Telephone Companies' annual interstate access rates of approximately $25 million during the tariff period from July 1, 1992 to July 1, 1993.

    On July 2, 1993, the Telephone Companies implemented the third annual update to the price cap rates. These tariffs will result in a net reduction in the Telephone Companies' annual interstate access rates of approximately $90 million during the tariff period from July 2, 1993 to June 30, 1994.

    While the unified rate structure is designed to have no impact on the Telephone Companies' aggregate interstate revenues, New York Telephone experienced an interstate rate decrease and New England Telephone experienced an offsetting interstate rate increase. In order to avoid sudden changes in each of the Telephone Company's earnings, the Telephone Companies implemented a transition plan to phase-in the earnings effect of the unified rate structure on each Telephone
Company.

    With unification of interstate rates, the Telephone Companies report one unified interstate rate of return to the FCC, which will be the basis for determining any possible refund obligations due to over-earnings as well as any need to increase interstate rates due to under-earnings under the price cap plan. Previously, each individual Telephone Company's rate of return was used for such purposes.

    Other Federal Matters

    On December 5, 1993, the Telephone Companies filed a petition with the FCC for a waiver to implement the Universal Service Preservation Plan ("USPP") in order to compete more effectively with alternative providers of local telephone service. The USPP would reduce the Switched Access rate for multiline business users in zones of high traffic density by approximately 40 percent, and would shift most of the revenues lost from this rate reduction to flat, per-line charges applicable to all access lines. Overall annual access revenues would be reduced by $25 million.

    On January 27, 1993, NYNEX, together with two other RHCs, requested that the FCC initiate an immediate investigation of the competitive impact on the public interest of the proposed acquisition by AT&T of a 33 percent interest in McCaw Cellular Communications Inc. ("McCaw"), and in particular, on the FCC's policies governing competition in wireless services. The petition urged that the FCC require AT&T and McCaw to disclose fully the terms of their agreement so that the FCC can determine whether control of McCaw is passing to AT&T and whether the proposed transaction is in the public interest. The FCC requested and received comments from interested parties. Subsequently, after AT&T announced its intent to acquire all of McCaw immediately, the FCC commenced a proceeding to examine the proposed transaction. NYNEX and a number of other parties filed petitions in that proceeding on November 1, 1993. NYNEX asked that the FCC impose conditions on any approval of the transaction it might grant, in order to preserve and promote competition in the cellular marketplace. The matter is pending.

    In September 1992, the FCC adopted rules requiring certain LECs, including the Telephone Companies, to offer physical collocation to interexchange carriers for the provision of special access services under terms and conditions similar to the intrastate collocation arrangements already in existence in Massachusetts and New York. The Telephone Companies filed Special Access Expanded Interconnection tariffs on February 16, 1993.
 The FCC issued an order on September 2, 1993 requiring certain LECs, including the Telephone Companies, to file Switched Transport
Expanded Interconnection tariffs. The Telephone Companies filed their tariffs on November 18, 1993. Although the FCC rejected requests by the LECs to impose contribution charges, the FCC granted the LECs additional pricing flexibility to be effective after expanded interconnection arrangements become available. The financial impact of the FCC rules is not presently determinable.

    In August 1992, the FCC determined that the LECs may provide video dialtone service, a common carrier platform for transporting and switching video programming from programmers to subscribers, and that neither the LEC providing video dialtone nor its programmer-customers require a local cable franchise. On October 30, 1992, New York
Telephone asked the FCC for permission to conduct a trial of video dialtone service in New York City. On June 29, 1993, the FCC granted that request. The trial commenced in mid-January of 1994.

    The Telephone Companies filed tariffs for their ONA services with the FCC on November 1, 1991. The Telephone Companies requested a waiver of the filing requirement for nine enhanced telecommunications services. On
January 1, 1992, the FCC issued orders allowing the tariffs to take effect on February 2, 1992, subject to an investigation of the costs and rates, and granting the requested waivers as to seven services. On December 15, 1993, the FCC issued an order requiring certain revisions in the Telephone Companies' ONA tariffs. The required revisions became effective
March 12, 1994.

    In January 1992, the Telephone Companies entered into a consent decree with the FCC to settle alleged violations of the FCC's accounting rules in connection with transactions with the National Exchange Carrier Association. Under the terms of the decree, each Telephone Company paid $250,000 to the United States Treasury, and the FCC terminated the proceedings without any finding of wrongdoing, violation or liability.




    The outcome of all refund matters, including those described above under "Regulated Services", as well as the time frame within which each will be resolved, is not presently determinable. As of December 31, 1993, the aggregate amount of revenues that was estimated to be subject to possible refund from all regulatory proceedings was approximately
$172.9 million, plus related interest.



Competition

    NYNEX faces competition in each of the industry segments in which it operates. In Telecommunications, advances in technology, as well as regulatory and court decisions, have expanded the types of communications products and services available in the market, as well as the number of alternatives to the telecommunications services provided by NYNEX.
Various
business alliances and other undertakings were announced in the telecommunications industry in 1993 that indicate an intensifying level of competition, especially with respect to the operations of the Telephone Companies. AT&T intends to acquire McCaw through a merger (see "Other Federal Matters" above). McCaw operates in a number of areas within NYNEX's region in the Northeast. US WEST Inc. acquired a major interest in Time Warner Entertainment Co. L.P., which includes Time Warner Cable. Time Warner Cable has extensive operations in the Northeast, including New York City. Cablevision Systems Corp., which operates in Boston, Long Island, and Westchester County, plans to construct a fiber-optic network to deliver telecommunications and video services.
MCI Communications Corp. ("MCI") plans to spend $2 billion to establish local fiber-optic networks in 20 major cities, including New York and Boston, offering a way to bypass the local exchange carrier, including the Telephone Companies, and connect directly to MCI's long-distance network. In certain markets in New York and New England, the Telephone Companies face significant competition from local access providers with substantial resources. The Telephone Companies allowed alternative service providers to place transmission equipment in the Telephone Companies' central offices, under an arrangement known as collocation. The Telephone Companies also face increasing competition in Centrex services, long distance, WATS, billing and collection services, pay telephones, and various other services. In October 1993, the FCC issued rules for the licensing of wireless personal communications services ("PCS") under an auction process scheduled to begin in 1994.
NYNEX can participate in the auction for PCS licenses on the same basis as other applicants except that its participation is limited in those PCS service areas where NYNEX Mobile provides cellular service. NYNEX is considering its options for participating in the PCS auction process.

    NYNEX is implementing a major restructuring of its business and is pursuing strategic alliances in order to meet this competition.
NYNEX is aggressively pursuing the enactment of changes to current restrictions on providing certain communication, information, and entertainment services over the network. NYNEX currently provides some of these services overseas, such as cable television and telephony services in the United Kingdom and advanced voice, data, video and cable services in Thailand. If legislation pending before Congress were passed, NYNEX would be able to offer video programming in its own service areas, offer long-distance service and manufacture telecommunications equipment.

    NYNEX Mobile faces competition in its provision of cellular services and equipment, from both facilities-based cellular service competitors and resellers in its two largest markets (New York City and Boston) as well as in a number of other markets. There is also competition from non-cellular mobile services in some markets.

    Information Resources competes with various alternative directory publishers in New York and New England. Its directories published in other areas also face competition from other published directories. Directory publishing also competes with other advertising media such as newspapers, magazines, and broadcast media.

    There is substantial competition in the Financial Services segment. Numerous firms, both large and small, offer various types of financial services.

    NYNEX's Other Diversified Operations segment also faces substantial competition. In pursuit of business opportunities outside the United States, NYNEX Network Systems Company faces competition from other RHCs and United States interexchange carriers, as well as from multi-national corporations and local entities.

    CableComms' business opportunity in the United Kingdom is a direct result of Government policy to introduce competition to the dominant carrier. Just as CableComms is providing a competitive service in the local loop, the Government has also licensed alternative long distance operators and a growing number of wireless providers. In entertainment services CableComms competes with direct to home satellite, broadcast television and video cassette rental and retail outlets. The dominant telecommunications carrier in the United Kingdom has also announced an intention to offer a form of entertainment service over its existing network.

    NYNEX cannot predict the effect of such competition on future revenues, expenses, rates of return, profit or growth of its industry segments.

Research and Development

    Research and development is primarily conducted at NYNEX Science
& Technology, Inc.("Science & Technology"), which was formed in
June 1991 to continue the activities previously performed within a department of NYNEX. Science & Technology provides NYNEX with technical direction and support that is essential in developing new services, improving current services and increasing operational efficiencies. It focuses on applied research and development of advanced communications, information and network technologies. Another NYNEX business unit, Telesector Resources, performs market research, product development and field trials associated with new services NYNEX plans to introduce. Bellcore conducts research and development in areas relating primarily to exchange telecommunications and exchange access services. Research and development costs charged to expense were approximately $162.8, $131.7, and $108.4 million in 1993, 1992 and
1991, respectively.

Employee Relations

    NYNEX and its subsidiaries had approximately 76,200 employees at December 31, 1993. Approximately 49,800 employees are represented by unions. Of those so represented, approximately 68% are represented by the Communications Workers of America ("CWA") and approximately 32% by the International Brotherhood of Electrical Workers ("IBEW"), both of which are affiliated with the AFL-CIO.

    In August 1993, pursuant to labor agreements that were to expire in August 1995, employees represented by the CWA and IBEW at New York Telephone and its subsidiary, New England Telephone, Information
Resources, Telesector Resources and NYNEX Mobile received wage increases of up to 4.25%. In August 1994, these employees will receive an additional wage increase of up to 4.0%. There may also be a cost-of-living adjustment in August 1994.

    NYNEX, the CWA and Local 2213 of the IBEW in New York have reached a tentative agreement on a new contract extending the existing contract to August 1998. The tentative agreement is subject to the completion of local bargaining and ratification by the union membership. Talks began on March 21, 1994 in attempts to reach similar agreements with locals of the IBEW in New England.


Item 2.  PROPERTIES.

    The properties of NYNEX and its subsidiaries do not lend themselves to simple description by character and location of principal units.

    At December 31, 1993, the gross book value of property, plant and equipment was $34.0 billion, consisting principally of telephone plant and equipment (84%). Other classifications include: land, land improvements and buildings (9%); furniture and other equipment (4%); and plant under construction and other (3%).

    Substantially all of the Telephone Companies' central office equipment is located in buildings owned by the Telephone Companies and is situated on land that they own. Many administrative offices of NYNEX and the Telephone Companies, as well as many garages and business offices of the Telephone Companies, are in rented quarters.

    Substantially all of New York Telephone's assets are subject to lien under New York Telephone's Refunding Mortgage Bond indenture. At
December 31, 1993, the principal amount of Refunding Mortgage Bonds outstanding was $1.10 billion.

    As part of NYNEX's 1993 restructuring associated with re-engineering the way service is delivered to customers, NYNEX intends to consolidate work centers from 300 to approximately 50 by the end of 1996 to build larger work teams in fewer locations.


Item 3.  LEGAL PROCEEDINGS.

Contingent Liabilities Agreement

    The Plan of Reorganization, which was approved by the MFJ Court in August 1983 in connection with the AT&T divestiture, provides for the recognition and payment of liabilities that are attributable to predivestiture events (including transactions to implement divestiture), but that do not become certain until after divestiture. These contingent liabilities relate principally to predivestiture litigation and other claims against AT&T, its affiliates and the LECs with respect to the environment, rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws).

    With respect to such liabilities, AT&T and the LECs will share the costs of any judgment or other determination of liability entered by a court or administrative agency against any of them, whether or not a given entity is a party to the proceeding and regardless of whether an entity is dismissed from the proceeding by virtue of settlement or otherwise.
Other costs to be shared would include the costs of defending the claim (including attorneys' fees and court costs) and the cost of interest or penalties with respect to any such judgment or determination. With certain exceptions, responsibility for such contingent liabilities will generally be divided among AT&T and the LECs on the basis of their relative net investment as of the effective date of divestiture. Under this general rule of allocation, the Telephone Companies pay approximately 10.9% of any judgment or determination of liability.

Antitrust Actions

    On May 25, 1990, Discon Incorporated filed an action in the United States District Court for the Western District of New York alleging, among other things, violations of the Racketeer Influenced and Corrupt Organizations
Act ("RICO") and the federal antitrust laws. The defendants include NYNEX, New York Telephone, NYNEX Materiel Enterprises Company, and an officer and director of NYNEX. Plaintiff's allegations relate to, among other things, the removal of equipment from New York Telephone's central offices. On June 25, 1992, the District Court dismissed the original complaint in this case. Discon then filed an amended complaint. A motion to dismiss is pending before the District Court.

    On October 29, 1990, North American Industries Inc. filed a third party complaint against New York Telephone alleging, among other things, violations of the federal antitrust laws relating to the provision of facilities for pay telephone services. The case is pending in the United States District Court for the Southern District of New York. In 1992, three similar suits were filed in the same court, and one was filed against New England Telephone in the United States District Court for the District of Massachusetts.

Other Litigation

    On November 12, 1993, the Court of Appeals for the District of Columbia Circuit reversed and vacated the February 16, 1993 judgment of the United States District Court for the District of Columbia which had found NYNEX guilty of criminal contempt for an alleged violation of the MFJ's information services prohibition and had ordered NYNEX to pay a fine of $1 million. The Court of Appeals found that the MFJ lacked the necessary clarity and specificity to support a finding of criminal contempt.

    In an October 1, 1990 decision in the Fifth Stage of New York Telephone's 1984 general rate case, the NYSPSC confirmed New York Telephone's right to retain $152 million in cost savings. In September 1991, two suits were filed in the New York State Supreme Court, challenging the NYSPSC's decision. In anticipation of such challenges, New York Telephone also filed suit in September 1991, asserting that the retention of the revenues was required by the terms of the Moratorium Extension. The NYSPSC's motion to dismiss New York Telephone's suit was granted in May 1992.
New York Telephone appealed and on November 10, 1993, the Appellate
Division of the New York Supreme Court issued an order affirming the NYSPSC's October 1, 1990 order.

    On April 24, 1990, Scott J. Rafferty filed a lawsuit against New York Telephone, NYNEX Information Solutions Group, Inc. and various individuals, including an officer and director of NYNEX. The lawsuit, filed in the United States District Court for the Southern District of New York, alleged violations of the RICO and state common law relating to, among other things, the termination of Mr. Rafferty's employment with Telco Research Corporation, then a subsidiary of NYNEX Information Solutions Group, Inc. On July 16, 1991, the Court issued an order dismissing some of the plaintiff's claims and staying the remainder pending dismissal. On November 12, 1993, the Court dismissed the remainder of Mr. Rafferty's claims and issued a final judgment in favor of the defendants.

    On January 25, 1990, Wegoland Ltd. and Howard Weiner filed an action in the United States District Court for the Southern District of New York on behalf of the telephone ratepayers of New York Telephone and New England Telephone alleging violations of the RICO and various state laws. A substantially identical case was filed by Donna Roazen on March 12, 1990. The defendants in these cases are NYNEX, certain of its subsidiaries and certain present and former officers of those companies. Plaintiffs allege that the Telephone Companies have been charged inflated prices in transactions with their affiliates and that those prices are unlawfully reflected in the Telephone Companies' regulated rates. On November 13, 1992, the District Court granted defendants' motions to dismiss these actions with prejudice. Plaintiffs' appeal is pending before the United States Court of Appeals for the Second Circuit.

    Fifty-four actions, of which approximately 15 remain, were brought in New York State Supreme Court, New York County, against New York Telephone,
Empire City Subway Company (Limited) and others arising out of a power failure in a predominantly commercial section of New York City in August 1983. The actions are predicated on broad and general claims of negligence in excavating and/or installing underground equipment.
Several of these cases involve multiple plaintiffs.



    While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on NYNEX's financial position or annual operating results but could have a material effect on quarterly operating results.



    On November 15, 1993, NYNEX and New England Telephone filed suit in the United States District Court for the District of Maine seeking an order declaring that section 533(b) of the Cable Communications Policy Act of 1984 is unconstitutional and permanently enjoining the United States from enforcing section 533(b) against NYNEX. Section 533(b) prohibits NYNEX from providing video programming to subscribers in areas where the Telephone Companies provide service.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.


 Executive Officers of the Registrant (as of March 1, 1994)

    For each of the executive officers of NYNEX, set forth below is the name, age, position and date each person initially became an executive officer:
       Name            Age               Position                    Date

William C. Ferguson    63   Chairman and Chief Executive Officer  January 1987
Ivan G. Seidenberg     47   President and Chief Operating
                              Officer, and
                            Vice Chairman-Telecommunications
                              Group                               March 1986
Frederic V. Salerno    50   Vice Chairman-Finance and
                              Business Development                March 1991
Raymond F. Burke       60   Executive Vice President,
                              General Counsel and Secretary       October 1983
Jeffrey S. Rubin       50   Executive Vice President and
                              Chief Financial Officer             August 1990
Peter M. Ciccone       51   Vice President and Comptroller        June 1992
Saul Fisher            50   Vice President-Law                    March 1993
Patrick F. X. Mulhearn 42   Vice President-Public Relations       January 1994
Donald J. Sacco        52   Vice President-Human Resources        May 1990
Thomas J. Tauke        43   Vice President-Government Affairs     September 1991
Colson P. Turner       51   Vice President and Treasurer          July 1991

    Prior to their election as executive officers of NYNEX, all of such officers except Mr. Rubin, Mr. Mulhearn and Mr. Tauke had held, for at least the past five years, high level managerial positions with NYNEX or a subsidiary of NYNEX. Officers are not elected for a fixed term of office, but serve at the discretion of the Board of Directors.

    Jeffrey S. Rubin was elected Executive Vice President and Chief Financial Officer of NYNEX effective November 1, 1993. From September 1992 through October 1993, he held the position of Senior Vice President and Chief Financial Officer of NYNEX. Commencing August 1, 1990 through
August 31, 1992, he held the position of Vice President-Finance and Treasurer of NYNEX. In July 1991, he relinquished the title of Treasurer but remained Vice President-Finance. Prior thereto, he served as Vice President-Finance and Chief Financial Officer
(1987-1990); Vice President-Planning and Control (1985-1987); and
Vice President-Controller (1984-1985) of Combustion Engineering Inc.

    Patrick F. X. Mulhearn was elected Vice President-Public Relations effective January 1, 1994. He served as Vice President-Public
Affairs and Corporate Communications at New York Telephone
(1991-1993) and as Vice President and Chief Operating Officer of
NYNEX Information Resources Company (1990-1991). Mr. Mulhearn joined New York Telephone in 1988 as a Director-Business Marketing Operations.

    Thomas J. Tauke was elected Vice President-Government Affairs effective September 1, 1991. Prior to joining NYNEX, he was founder and senior partner of Tauke, Walgren and Associates, a public policy consulting firm specializing in telecommunications, health, environmental and energy issues. Mr. Tauke was also president and chief executive officer of Home Technology Systems, Inc., a small business specializing in personal emergency systems. From January 1979 to January 1991, Mr. Tauke represented Iowa's Second Congressional District in the United States
House of Representatives.


                                   PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    Information with respect to quarterly dividends and Common Stock prices appearing on page 49 of the Registrant's Proxy Statement dated March 21, 1994; information with respect to Common Stock exchange listings appearing on the back cover of such Proxy Statement under the caption "Stock Exchange Listings"; and information with respect to the number of stockholders of record of NYNEX Common Stock appearing on page 36 of such Proxy Statement are incorporated herein by reference.

    During 1993, NYNEX issued approximately 2.3 million shares of Common Stock for the NYNEX Share Owner Dividend Reinvestment and Stock
Purchase Plan ("DRISPP"); the NYNEX Corporation Savings Plan for
Salaried Employees and the NYNEX Corporation Savings and Security Plan (Non-Salaried Employees) ("Savings Plans"); and other stock incentive programs. On February 1, 1993, NYNEX began open market purchases for shares of Common Stock associated with the DRISPP, Savings Plans, and other stock incentive programs. On November 1, 1993, NYNEX discontinued purchasing shares and began issuing new shares. On
January 26, 1993, NYNEX began a repurchase program of shares of Common Stock over a ten-year period related to the NYNEX 1992 Management Stock Option Plan and the NYNEX 1992 Non-Management Stock Option Plan ("Stock Option Plans"). Upon exercise of the stock options, these repurchased shares will be released into the open market.

    On July 15, 1993, the Board of Directors of NYNEX declared a two-for-one common stock split in the form of a 100 percent stock dividend, payable on September 15, 1993 to holders of record at the close of business on August 16, 1993.

    On March 17, 1994, the Board of Directors of NYNEX announced a quarterly cash dividend of $.59 per share of Common Stock, which was unchanged from the previous quarter. The dividend is payable on May 1, 1994 to holders of record at the close of business on March 31, 1994.

Item 6.  SELECTED FINANCIAL DATA.

    Selected financial data for the five years ended December 31, 1993, appearing on page 32 of the Registrant's Proxy Statement dated
March 21, 1994, is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 21 through 31 of the Registrant's Proxy Statement dated March 21, 1994, is incorporated herein by reference.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of the Registrant and its wholly-owned subsidiaries, included in the Registrant's Proxy
Statement dated March 21, 1994, are incorporated herein by reference and are listed in Item 14 below.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    During 1993 and 1992, NYNEX did not change its auditors, and there was no disagreement on any matter of accounting principles or practices or consolidated financial statement disclosure that would have required the filing of a Current Report on Form 8-K.


                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Item 11.  EXECUTIVE COMPENSATION.
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required under Items 10, 11, 12 and 13 is included in the Registrant's Proxy Statement dated March 21, 1994, on pages 2
(commencing under the caption "Stock Ownership of Directors and Executive Officers") through 5, pages 13 (commencing under the caption "Executive Compensation: Committee on Benefits Report on Executive Compensation") through the bottom of page 19, and page 19 (the first paragraph commencing under the caption "Other Information"). Such information is incorporated herein by reference. There existed no relationship and there were no transactions reportable under Item 13.

    Information regarding Executive Officers of the Registrant required by
Item 401 of Regulation S-K is included in Part I of this Annual Report on Form 10-K following Item 4.

                                   PART IV


Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this Annual Report on Form 10-K.

    (1) Consolidated Financial Statements. The following report and consolidated financial statements, included in the Registrant's Proxy Statement dated March 21, 1994, are incorporated herein by reference in response to Item 8:

                                                                Page(s) in
                                                               Registrant's
                                                             Proxy Statement
                                                                  dated
                                                              March 21, 1994

           Report of Independent Accountants .............          32

           Consolidated Statements of Income for each
             of the Three Years in the Period Ended
             December 31, 1993............................          34

           Consolidated Balance Sheets as of
             December 31, 1993 and 1992...................          35

           Consolidated Statements of Changes in
             Stockholders' Equity for each of the Three
             Years in the Period Ended December 31, 1993..          36

           Consolidated Statements of Cash Flows for each
             of the Three Years in the Period Ended
             December 31, 1993............................          37

           Notes to Consolidated Financial Statements ....          38

           Supplementary Information
             Quarterly Financial Data (Unaudited) ........          49

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. (continued)


    (2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedules of the Registrant are included herein in response to Item 14:

                                                              Page(s) in this
                                                             Annual Report on
                                                                 Form 10-K

           Report of Independent Accountants  ..........            32

           V    - Property, Plant and Equipment  .......         33-36

           VI   - Accumulated Depreciation, Depletion
                         and Amortization of Property,
                         Plant and Equipment  ..........         37-40

           VIII - Valuation and Qualifying Accounts ....            41

           X    - Supplementary Income Statement
                         Information ...................            42

         Consolidated financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.


    (3) Exhibits. Exhibits on file with the Securities and Exchange Commission (the "SEC"), as identified in parentheses below, are incorporated herein by reference as exhibits hereto.

Exhibit
Number

(3)a Restated Certificate of Incorporation of NYNEX Corporation dated May 6, 1987 (Exhibit No. (3)a to the Registrant's filing on Form SE dated March 24, 1988, File No. 1-8608).

(3)b By-Laws of NYNEX Corporation dated October 12, 1983, as amended October 17, 1991 (Exhibit No. (3)b to the Registrant's filing on Form 10-Q dated October 31, 1991, File No. 1-8608).

(4) No instrument which defines the rights of holders of long-term debt of NYNEX and its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, NYNEX hereby agrees to furnish a copy of any such instrument to the SEC upon request.

Exhibit
Number


(10)(i)1 Reorganization and Divestiture Agreement among American Telephone and Telegraph Company, NYNEX Corporation and Affiliates dated as of November 1, 1983 (Exhibit No. (10)(i)1 to the Registrant's 1983 Annual Report on Form 10-K, File No. 1-8608).

(10)(i)2 Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among American Telephone and Telegraph Company, Bell System Operating Companies, Regional Holding Companies and Affiliates dated as of November 1, 1983 (Exhibit No. (10)(i)8 to the Registrant's 1983 Annual Report on Form 10-K, File No. 1-8608).

(10)(i)3 Divestiture Interchange Agreement between American Telephone and Telegraph Company, NYNEX Corporation, other Regional Holding Companies, Central Services Organization, Advanced Mobile Phone Service, Inc., Cincinnati Bell Inc. and The Southern New England Telephone Company dated as of
               November 1, 1983 (Exhibit No. (10)(i)13 to the
               Registrant's 1983 Annual Report on Form 10-K, File
               No. 1-8608).

(10)(i)4 Unfunded Post-Retirement Benefits Cost-Sharing Agreement between American Telephone and Telegraph Company, NYNEX Corporation, other Regional Holding Companies, Central Services Organization and Advanced Mobile Phone
               Service, Inc. dated as of November 1, 1983 (Exhibit
               No. (10)(i)15 to the Registrant's 1983 Annual Report on Form 10-K, File No. 1-8608).

(10)(i)5 Actuarial Services Agreement between American Telephone and Telegraph Company, NYNEX Corporation, other Regional Holding Companies, Central Services Organization and Advanced Mobile Phone Service, Inc. dated as of November
               1, 1983 (Exhibit No. (10)(i)16 to the Registrant's 1983 Annual Report on Form 10-K, File No. 1-8608).

(10)(i)6 Shared Network Facilities Agreement among American Telephone and Telegraph Company, AT&T Communications of New York,
               Inc. and New York Telephone Company dated as of November
               1, 1983 (Exhibit No. (10)(i)20 to the Registrant's 1983 Annual Report on Form 10-K, File No. 1-8608).

(10)(i)7 Shared Network Facilities Agreement among American Telephone and Telegraph Company, AT&T Communications of New England, Inc. and New England Telephone and Telegraph Company dated as of November 1, 1983 (Exhibit No. (10)(i)21 to the Registrant's 1983 Annual Report on Form 10-K, File
               No. 1-8608).

(10)(i)8 Agreement Concerning the Sharing of Contingent Liabilities dated as of January 28, 1985 (Exhibit No. (19)(i)2 to the Registrant's 1984 Annual Report on Form 10-K, File No. 1-8608).

(10)(ii)1 Shareholder Services Agreement between The First National Bank of Boston and NYNEX Corporation dated as of September 8, 1992.

(10)(ii)2 Preferred Stock Purchase Agreement between NYNEX Corporation and Viacom Inc., dated October 4, 1993, and amendment thereto dated November 19, 1993.

(10)(iii)(A)1   NYNEX Senior Management Short Term Incentive Plan (Exhibit
                No. 10-aa to Registration Statement No. 2-87850).

(10)(iii)(A)2   NYNEX Senior Management Long Term Disability and Survivor
                Protection Plan (Exhibit No. 10-dd to Registration
                Statement No. 2-87850).

(10)(iii)(A)3   NYNEX Senior Management Transfer Program (Exhibit No. 10-ee
                to Registration Statement No. 2-87850).

(10)(iii)(A)4   Description of NYNEX Financial Counseling Service for Senior
                Managers (Exhibit No. 10-ff to Registration Statement No.
                2-87850).

(10)(iii)(A)5   NYNEX Corporation Deferred Compensation Plan for Non-Employee
                Directors (Exhibit No. 10-gg to Registration Statement No.
                2-87850).

(10)(iii)(A)6   Description of NYNEX Insurance Plan for Directors (Exhibit
                No. 10-hh to Registration Statement No. 2-87850).

(10)(iii)(A)7   Description of NYNEX Plan for Non-Employee Directors' Travel
                Accident Insurance (Exhibit No. 10-ii to Registration
                Statement No. 2-87850).

(10)(iii)(A)8   NYNEX Senior Management Incentive Award Deferral Plan
                (Exhibit No. 10-kk to Registration Statement No.
                2-87850).

(10)(iii)(A)9   Description of NYNEX Mid-Career Hire Program
                (Exhibit No. 10-ll to Registration
                Statement No. 2-87850).

(10)(iii)(A)10  NYNEX Mid-Career Pension Program (Exhibit No. 10-mm to
                Registration Statement No. 2-87850).

(10)(iii)(A)11  NYNEX Estate Planning Legal Services Program
                (Exhibit No. 10-nn to Registration
                Statement No. 2-87850).

(10)(iii)(A)12  NYNEX 1984 Stock Option Plan, as amended and restated
                (Post-Effective Amendment No. 1 to Registration
                No. 2-97813, dated September 21, 1987).

(10)(iii)(A)13  NYNEX Senior Management Long Term Incentive Plan (Exhibit No.
                (19)(ii)1 to the Registrant's 1984 Annual Report on Form 10-K, File No. 1-8608).

    (a) Description of certain amendments to the NYNEX Senior Management Long Term Incentive Plan
                (Exhibit No. (19)(ii)4 to the Registrant's
                Filing on Form SE dated March 27, 1987, File No. 1-8608).

(10)(iii)(A)14  NYNEX Senior Management Non-Qualified Pension Plan (Exhibit
                No. (19)(ii)2 to the Registrant's 1984 Annual Report on Form 10-K, File No. 1-8608).

    (a) Description of certain amendments to the NYNEX Senior Management Non-Qualified Pension Plan
                (Exhibit No. (19)(ii)6 to the Registrant's
                Filing on Form SE dated March 27, 1987, File No. 1-8608).

    (b) Description of certain amendments to the NYNEX Non-Qualified Pension Plan (Exhibit No. (19)(ii)7 to the Registrant's Filing on Form SE dated March 27, 1987, File No. 1-8608).

    (c) Description of certain amendments to the NYNEX Senior Management Non-Qualified Pension Plan (Exhibit No.
                (19)(ii)1 to the Registrant's 1987 Annual Report on Form 10-K, File No. 1-8608).

    (d) Description of certain amendments to the NYNEX Senior Management Non-Qualified Pension Plan (Exhibit
                No. (19)(ii)l to the Registrant's 1991 Annual Report on Form 10-K, File No. 1-8608).

(10)(iii)(A)15  Description of NYNEX Corporation Non-Employee Director
                Pension Plan (Exhibit No. (28)(i)1 to Amendment No. 1 to the Registrant's 1987 Annual Report on Form 10-K, File No. 1-8608).

(10)(iii)(A)16  NYNEX Senior Management Non-Qualified Supplemental Savings
                Plan (Exhibit No. (10)(iii)(A)(18) to the Registrant's 1988 Annual Report on Form 10-K, File No. 1-8608).

(10)(iii)(A)17  NYNEX 1987 Restricted Stock Award Plan (Exhibit No. (28)(i)1
                to the Registrant's Filing on Form SE dated March 23, 1988, File No. 1-8608).

(10)(iii)(A)18  NYNEX 1990 Long Term Incentive Program (Exhibit No. 1 to the
                Registrant's Proxy Statement dated March 26, 1990).

(10)(iii)(A)19  NYNEX 1990 Stock Option Plan (Exhibit No. 2 to the
                Registrant's Proxy Statement dated March 26,
                1990).

(10)(iii)(A)20  NYNEX Stock Plan for Non-Employee Directors (Exhibit
                No. (10)(iii)(A)22 to the Registrant's 1990 Annual Report on Form 10-K, File No. 1-8608).

(10)(iii)(A)21  Description of the NYNEX Supplemental Life Insurance Plan
                (Exhibit No. (19)(i)2 to the Registrant's filing on Form SE, dated March 23, 1993, File No. 1-8608).

(10)(iii)(A)22  Description of certain amendments to the NYNEX Senior
                Management Long Term Incentive Plan  (Exhibit No.
                (19)(ii)1 to the Registrant's filing on Form SE, dated March 23, 1993, File No. 1-8608).

(10)(iii)(A)23  Description of certain amendments to the NYNEX Senior
                Management Non-Qualified Pension Plan  (Exhibit
                No. (19)(ii)2 to the Registrant's filing on Form SE, dated March 23, 1993, File No. 1-8608).

(10)(iii)(A)24  NYNEX Executive Retention Agreement.

(10)(iii)(A)25  NYNEX Executive Severance Pay Plan.

(11)            Computation of Earnings Per Share.

(12)            Computation of Ratio of Earnings to Fixed Charges.

(21)            Subsidiaries of NYNEX.

(23)            Consent of Independent Accountants.

(24)            Powers of attorney.


(b) Reports on Form 8-K.

    The Company's Current Report on Form 8-K, date of report October 4, 1993 and filed October 7, 1993, reporting on Item 5.

    The Company's Current Report on Form 8-K, date of report November 10, 1993 and filed November 19, 1993, reporting on Item 5.

    The Company's Current Report on Form 8-K, date of report November 19, 1993 and filed November 24, 1993, reporting on Item 5.

    The Company's Current Report on Form 8-K, date of report December 24, 1993 and filed January 13, 1994, reporting on Item 5.

                                 SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NYNEX CORPORATION


                                      By           P. M. Ciccone
                                                   P. M. Ciccone
                                           Vice President and Comptroller

                                                March 25, 1994



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:

  W. C. Ferguson*      Chairman of the Board
                       and Chief Executive Officer

Principal Financial Officer:

  J. S. Rubin*         Executive Vice President
                       and Chief Financial Officer

Principal Accounting Officer:

  P. M. Ciccone        Vice President and Comptroller


Directors:
    John Brademas*
    Randolph W. Bromery*
    John J. Creedon*
    W. C. Ferguson*
    Stanley P. Goldstein*
    Helene L. Kaplan*
    Elizabeth T. Kennan*
    David J. Mahoney*              *By             P. M. Ciccone
    Edward E. Phillips*                (P. M. Ciccone, as attorney-in-fact
    F. V. Salerno*                           and on his own behalf as
    Ivan Seidenberg*                       Principal Accounting Officer)
    Walter V. Shipley*
    John R. Stafford*                           March 25, 1994

                      REPORT of INDEPENDENT ACCOUNTANTS



    Our report on the consolidated financial statements of NYNEX Corporation and its subsidiaries has been incorporated by reference in this Annual

Report on Form 10-K from page 32 of the Proxy Statement dated March 21,

1994 of NYNEX Corporation.  In connection with our audits of such consolidated financial statements, we have also audited the

related consolidated financial statement schedules listed in the index on pages 25 and 26 of this Annual Report on Form 10-K.



    In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.  This information should be read in conjuction with the last paragraph of our report on page 32 of the Proxy Statement.











Coopers & Lybrand

New York, New York



February 9, 1994

                                                                                                   Schedule V - Page 1 of 4

                                                     NYNEX CORPORATION
                                         CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                   (Dollars in Millions)

    COLUMN A                                  COLUMN B        COLUMN C         COLUMN D         COLUMN E          COLUMN F
                                               Balance                                                            Balance
                                                 at                                            Other                at
                                               12/31/92      Additions (a)   Retirements (b)   Changes (c)        12/31/93

Land and Land Improvements. . . . . . . .        166.0            3.0             -                 (4.4)            164.6

Buildings . . . . . . . . . . . . . . . .      2,725.8          133.5            55.7               (7.6)          2,796.0

Furniture and Other Equipment . . . . . .      1,438.9          236.7           124.7              (88.8)          1,462.1

Telephone Plant and Equipment
  Central Office Equipment. . . . . . . .     12,734.2        1,065.9(f)        762.9                1.8          13,039.0
  Cable and Wiring. . . . . . . . . . . .      9,174.0          672.5(f)        143.3              115.4           9,818.6
  Conduit and Poles . . . . . . . . . . .      2,789.9          146.7            16.1                2.5           2,923.0
  Station and Terminal Equipment. . . . .      2,134.9          265.7           682.6                7.9           1,725.9
  Other . . . . . . . . . . . . . . . . .      1,027.0          114.1            78.4               (0.3)          1,062.4

Plant Under Construction. . . . . . . . .        693.9        1,764.5         1,677.5(e)             5.9             786.8

Other . . . . . . . . . . . . . . . . . .        193.8           21.6            11.4              (13.0)            191.0

TOTAL PLANT . . . . . . . . . . . . . . .     33,078.4        4,424.2(d)      3,552.6              (19.4)         33,969.4





See page 4 of 4 for description of (a), (b), (c), (d), (e), and (f).

                                                                                                   Schedule V - Page 2 of 4

                                                     NYNEX CORPORATION
                                         CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                   (Dollars in Millions)

    COLUMN A                                   COLUMN B        COLUMN C        COLUMN D          COLUMN E          COLUMN F
                                               Balance                                                            Balance
                                                 at                                            Other                at
                                               12/31/91      Additions (a)  Retirements (b)   Changes (c)         12/31/92

Land and Land Improvements. . . . . . . .        158.9            1.3             -                  5.8             166.0

Buildings . . . . . . . . . . . . . . . .      2,574.4          149.0            18.0               20.4           2,725.8

Furniture and Other Equipment . . . . . .      1,253.3          264.1            74.3               (4.2)          1,438.9

Telephone Plant and Equipment
  Central Office Equipment. . . . . . . .     12,285.1        1,076.9(f)        605.7              (22.1)         12,734.2
  Cable and Wiring. . . . . . . . . . . .      8,711.6          627.9(f)        164.6               (0.9)          9,174.0
  Conduit and Poles . . . . . . . . . . .      2,666.7          142.8            14.1               (5.5)          2,789.9
  Station and Terminal Equipment. . . . .      1,976.7          232.0            83.5                9.7           2,134.9
  Other . . . . . . . . . . . . . . . . .      1,008.7          128.3           110.8                0.8           1,027.0

Plant Under Construction. . . . . . . . .        811.5        1,633.6         1,781.3(e)            30.1             693.9

Other . . . . . . . . . . . . . . . . . .        206.7            9.7            19.9               (2.7)            193.8

TOTAL PLANT . . . . . . . . . . . . . . .     31,653.6        4,265.6(d)      2,872.2               31.4          33,078.4





See page 4 of 4 for description of (a), (b), (c), (d), (e), and (f).

                                                                                                Schedule V - Page 3 of 4

                                                     NYNEX CORPORATION
                                         CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                   (Dollars in Millions)

    COLUMN A                                  COLUMN B         COLUMN C         COLUMN D       COLUMN E          COLUMN F
                                               Balance                                                            Balance
                                                 at                                            Other                at
                                               12/31/90     Additions (a)   Retirements (b)   Changes (c)         12/31/91

Land and Land Improvements. . . . . . . .        148.1             9.1               -              1.7             158.9

Buildings . . . . . . . . . . . . . . . .      2,405.8           240.8              12.7          (59.5)          2,574.4

Furniture and Other Equipment . . . . . .      1,105.4           236.6              64.8          (23.9)          1,253.3

Telephone Plant and Equipment
  Central Office Equipment. . . . . . . .     12,171.9           913.4(f)          812.6           12.4          12,285.1
  Cable and Wiring. . . . . . . . . . . .      8,218.5           669.1(f)          173.3           (2.7)          8,711.6
  Conduit and Poles . . . . . . . . . . .      2,512.0           154.1              17.3           17.9           2,666.7
  Station and Terminal Equipment. . . . .      1,835.2           173.4              41.0            9.1           1,976.7
  Other . . . . . . . . . . . . . . . . .      1,077.8            81.9             138.1          (12.9)          1,008.7

Plant Under Construction. . . . . . . . .        771.1         1,702.7           1,659.5(e)        (2.8)            811.5

Other . . . . . . . . . . . . . . . . . .        269.6            10.2              50.4          (22.7)            206.7

TOTAL PLANT . . . . . . . . . . . . . . .     30,515.4         4,191.3(d)        2,969.7          (83.4)         31,653.6





See page 4 of 4 for description of (a), (b), (c), (d), (e), and (f).


                                                                                                   Schedule V - Page 4 of 4


                                                      NYNEX CORPORATION
                                          CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                          SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                          FOOTNOTES






<F01>
(a)   These additions, other than additions to Land and Buildings, include material purchased from affiliated companies.
      Additions shown also include (1) allowance for funds used during construction and (2) transfers, principally
      Telephone Equipment completed, from Plant Under Construction and Property Held for Future Use to the applicable classifications of Plant in Service.

<F02>
(b)   Items of telephone plant when retired or sold are deducted from the property accounts at the amounts at which they are included therein (estimated if not known).

<F03>
(c)   Includes (1) the original cost (estimated if not known) of reused material, which is concurrently credited to inventory, and (2) reclassifications between the classifications listed.

<F04>
(d)   Additions on this Schedule V do not equal Capital expenditures on the Company's Consolidated Statements of Cash Flows
      due primarily to the exclusion of additions under capital lease obligations, the equity component of allowance for funds used during construction and construction transfers.

<F05>
(e)   Principally Central Office Equipment completed and transferred to plant in service accounts as "Additions" in Column C.

<F06>
(f)   Additions are due principally to the upgrade of outside plant facilities and switching and circuit equipment.

                                                                                                  Schedule VI - Page 1 of 4

                                                     NYNEX CORPORATION
                                         CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
            SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                                      (Dollars in Millions)

    COLUMN A                                  COLUMN B        COLUMN C          COLUMN D        COLUMN E         COLUMN F
                                               Balance                                                            Balance
                                                 at                                              Other              at
                                               12/31/92       Additions     Retirements(a)      Changes(b)        12/31/93

Land Improvements . . . . . . . . . . . .          2.3             0.1               -              -                 2.4

Buildings . . . . . . . . . . . . . . . .        650.6            75.9              43.7           (8.7)            674.1

Furniture and Other Equipment . . . . . .        736.3           177.7              83.3            1.2             831.9

Telephone Plant and Equipment
  Central Office Equipment. . . . . . . .      5,055.7         1,253.8             784.8          (11.6)          5,513.1
  Cable and Wiring. . . . . . . . . . . .      3,506.7           692.0             171.5          (13.3)          4,013.9
  Conduit and Poles . . . . . . . . . . .        892.2            92.0              15.6           (8.1)            960.5
  Station and Terminal Equipment. . . . .      1,536.8           146.4             665.9           (4.2)          1,013.1
  Other . . . . . . . . . . . . . . . . .        582.3            68.1              76.8            0.6             574.2

Other . . . . . . . . . . . . . . . . . .        142.3            17.3              13.1          (10.3)            136.2

TOTAL ACCUMULATED DEPRECIATION. . . . . .     13,105.2         2,523.3           1,854.7          (54.4)         13,719.4





See page 4 of 4 for description of (a) and (b).

                                                                                                  Schedule VI - Page 2 of 4

                                                     NYNEX CORPORATION
                                         CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
            SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                                      (Dollars in Millions)


    COLUMN A                                  COLUMN B        COLUMN C          COLUMN D        COLUMN E         COLUMN F
                                               Balance                                                            Balance
                                                 at                                              Other              at
                                               12/31/91       Additions     Retirements(a)      Changes(b)        12/31/92

Land Improvements . . . . . . . . . . . .          2.1             0.2               -              -                 2.3

Buildings . . . . . . . . . . . . . . . .        605.0            75.2              23.2           (6.4)            650.6

Furniture and Other Equipment . . . . . .        596.6           183.2              50.2            6.7             736.3

Telephone Plant and Equipment
  Central Office Equipment. . . . . . . .      4,190.5         1,264.5             616.3          217.0           5,055.7
  Cable and Wiring. . . . . . . . . . . .      3,072.7           628.5             186.6           (7.9)          3,506.7
  Conduit and Poles . . . . . . . . . . .        829.4            87.2              18.1           (6.3)            892.2
  Station and Terminal Equipment. . . . .      1,465.7           138.9              67.6           (0.2)          1,536.8
  Other . . . . . . . . . . . . . . . . .        589.2            73.0             108.2           28.3             582.3

Reserve Deficiency. . . . . . . . . . . .        250.7             -                 -           (250.7)              -

Other . . . . . . . . . . . . . . . . . .        136.8            26.6              22.0            0.9             142.3

TOTAL ACCUMULATED DEPRECIATION. . . . . .     11,738.7         2,477.3           1,092.2          (18.6)         13,105.2





See page 4 of 4 for description of (a) and (b).

                                                                                                  Schedule VI - Page 3 of 4

                                                     NYNEX CORPORATION
                                         CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
            SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                                      (Dollars in Millions)

    COLUMN A                                  COLUMN B        COLUMN C          COLUMN D       COLUMN E          COLUMN F
                                               Balance                                                            Balance
                                                 at                                              Other              at
                                               12/31/90       Additions     Retirements(a)      Changes(b)        12/31/91

Land Improvements . . . . . . . . . . . .          2.1             -                 -              -                 2.1

Buildings . . . . . . . . . . . . . . . .        520.4            75.8              19.5           28.3             605.0

Furniture and Other Equipment . . . . . .        478.7           170.2              46.6           (5.7)            596.6

Telephone Plant and Equipment
  Central Office Equipment. . . . . . . .      4,335.7         1,214.7             836.4         (523.5)          4,190.5
  Cable and Wiring. . . . . . . . . . . .      3,272.7           496.2             197.7         (498.5)          3,072.7
  Conduit and Poles . . . . . . . . . . .        817.9            84.8              22.8          (50.5)            829.4
  Station and Terminal Equipment. . . . .      1,356.6           134.4              37.4           12.1           1,465.7
  Other . . . . . . . . . . . . . . . . .        638.5            93.6             135.7           (7.2)            589.2

Reserve Deficiency. . . . . . . . . . . .       (801.2)           58.2               -            993.7             250.7

Other . . . . . . . . . . . . . . . . . .        165.1            38.8              51.6          (15.5)            136.8

TOTAL ACCUMULATED DEPRECIATION. . . . . .     10,786.5         2,366.7           1,347.7          (66.8)         11,738.7





See page 4 of 4 for description of (a) and (b).


                                                                                                   Schedule VI - Page 4 of 4


                                                      NYNEX CORPORATION
                                          CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                                          FOOTNOTES






<F01>
(a)   Retirements on this Schedule VI do not equal retirements per the related Schedule V due to the effects of accounting for cost of removal and salvage as prescribed by the FCC.

<F02>
(b)   Comprises principally (1) depreciation provision for vehicles and other work equipment charged initially to clearing accounts and apportioned to Maintenance, Telephone Plant and other accounts on the basis of the usage of such equipment and (2) accumulated depreciation related to used plant acquired during the year.

                                                       NYNEX CORPORATION
                                           CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                     (Dollars in millions)


       COLUMN A                       COLUMN B                       COLUMN C                    COLUMN D          COLUMN E
                                                                    ADDITIONS
                                                               (1)               (2)
                                        Balance at       Charged to Costs    Charged to                           Balance at
       Description                     Beginning of        and Expenses    Other Accounts         Deductions        End of
                                          Period                                                                    Period

Allowance for Uncollectibles

   Year 1993 . . . . . . . . . .           190.3               144.0            134.0 (a)          262.4             205.9

   Year 1992 . . . . . . . . . .           169.9               139.4            164.8 (a)          283.8 (b)         190.3

   Year 1991 . . . . . . . . . .           173.0               156.6            133.7 (a)          293.4 (b)         169.9


Restructuring

   Year 1993 . . . . . . . . . .           274.0             1,570.1             31.0 (c)          352.6           1,522.5

   Year 1992 . . . . . . . . . .           697.3                 -                -                423.3             274.0

   Year 1991 . . . . . . . . . .           309.8               585.4             85.3 (c)          283.2             697.3


Valuation Allowance for Deferred
     Tax Assets

   Year 1993 . . . . . . . . . .             -                 113.9              -                  -               113.9



<F01>
(a) Includes amounts to establish a reserve for purchased accounts receivables.

<F02>
(b) Amounts written-off as uncollectible.  Amounts previously written-off are credited directly to this account when recovered.

<F03>
(c) Amounts charged to revenues and/or other income.

                                            NYNEX CORPORATION
                                CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                         SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                   FOR THE YEAR ENDED DECEMBER 31, 1993
                                          (Dollars in millions)





                    COLUMN A                                                               COLUMN B
                                                                                       Charged to Costs
                    Item                                                                 and Expenses



             Advertising Costs  1993...................................................      206.4

                                1992...................................................      148.0

                                1991...................................................      145.7
