Form 10-K/A
period 1993-12-31
NYNEX CORP
filed 1994-04-05
CIK 732714

FORM 10-K/A

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

                               AMENDMENT NO. 1

The Registrant hereby amends the following Consolidated Financial Statement Schedule, "Schedule V-Property, Plant and Equipment" on its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, to correct a typographical error in "Other Changes" for "Total Plant" to read $19.4 million, as set forth in the following page.

                                                     NYNEX CORPORATION                             Schedule V - Page 1 of 4
                                         CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                   (Dollars in Millions)

    COLUMN A                                  COLUMN B        COLUMN C         COLUMN D         COLUMN E          COLUMN F
                                               Balance                                                            Balance
                                                 at            Additions                          Other             at
                                               12/31/92        at Cost (a)   Retirements (b)     Changes (c)      12/31/93

Land and Land Improvements. . . . . . . .    $   166.0       $    3.0              -            $  (4.4)         $   164.6

Buildings . . . . . . . . . . . . . . . .      2,725.8          133.5            55.7              (7.6)           2,796.0

Furniture and Other Equipment . . . . . .      1,438.9          236.7           124.7             (88.8)           1,462.1

Telephone Plant and Equipment
  Central Office Equipment. . . . . . . .     12,734.2        1,065.9(f)        762.9               1.8           13,039.0
  Cable and Wiring. . . . . . . . . . . .      9,174.0          672.5(f)        143.3             115.4            9,818.6
  Conduit and Poles . . . . . . . . . . .      2,789.9          146.7            16.1               2.5            2,923.0
  Station and Terminal Equipment. . . . .      2,134.9          265.7           682.6               7.9            1,725.9
  Other . . . . . . . . . . . . . . . . .      1,027.0          114.1            78.4              (0.3)           1,062.4

Plant Under Construction. . . . . . . . .        693.9        1,764.5         1,677.5(e)            5.9              786.8

Other . . . . . . . . . . . . . . . . . .        193.8           21.6            11.4             (13.0)              191.0

TOTAL PLANT . . . . . . . . . . . . . . .     33,078.4        4,424.2(d)      3,552.6              19.4            33,969.4



See page 4 of 4 for description of (a), (b), (c), (d), (e) and (f).