Form 10-K/A
period 1993-12-31
NYNEX CORP
filed 1994-04-27
CIK 732714

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

                               AMENDMENT NO. 2

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1993 on Form 10-K as set forth in the pages attached hereto:

      Exhibit (99)a   Annual Report on Form 11-K of the NYNEX Corporation
                      Savings Plan for Salaried Employees for the year ended
                      December 31, 1993.

      Exhibit (99)b   Annual Report on Form 11-K of the NYNEX Corporation
                      Savings and Security Plans (Non-Salaried Employees) for the year ended December 31, 1993.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            NYNEX Corporation
                                                  (Registrant)
                                            By
                                                    P. M. Ciccone
                                                   (P. M. Ciccone,
                                            Vice President and Comptroller)
Dated: April 27, 1994