Form 10-Q
period 1994-03-31
NYNEX CORP
filed 1994-05-12
CIK 732714

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

(Mark one)

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1994

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from         to

                        Commission File Number 1-8608



                              NYNEX Corporation


             Incorporated under the laws of the State of Delaware


               I.R.S. Employer Identification Number 13-3180909


            1113 Westchester Avenue, White Plains, New York 10604


                       Telephone Number (914) 644-6400





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .


At April 30, 1994, 417,882,505 common shares were outstanding.

                                     -2-

Form 10-Q Part I        PART I - FINANCIAL INFORMATION
                              NYNEX CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             (In millions, except per share amounts) (Unaudited)
For the Three Months Ended March 31,                   1994          1993
OPERATING REVENUES
  Local service                                     $1,629.9      $1,584.3
  Long distance                                        281.0         279.3
  Network access                                       864.2         852.0
  Other                                                498.2         604.6
    Total operating revenues                         3,273.3       3,320.2

OPERATING EXPENSES
  Maintenance and support                              769.3         719.8
  Depreciation and amortization                        652.0         615.2
  Marketing and customer services                      340.2         318.2
  Taxes other than income                              249.0         271.4
  Selling, general and administrative                  485.4         527.9
  Other                                                181.9         198.8
    Total operating expenses                         2,677.8       2,651.3

Operating income                                       595.5         668.9
Other income (expense) - net                            (9.1)         (6.8)
Interest expense                                       159.6         169.4

Earnings before income taxes and cumulative
  effect of change in accounting principle             426.8         492.7

Income taxes
  Federal                                              113.4         135.4
  State, local and other                                22.8          26.2
    Total income taxes                                 136.2         161.6

Earnings before cumulative effect of change
   in accounting principle                             290.6         331.1
Cumulative effect of change in accounting for
     postemployment benefits, net of taxes               -          (123.5)*
NET INCOME                                          $  290.6      $  207.6 *

Earnings per share before cumulative
    effect of change in accounting principle        $    .70      $    .80**
Cumulative effect per share of change in
    accounting principle                                   -          (.30)*
Earnings per share                                  $    .70      $    .50
Weighted average number of shares outstanding          416.3         412.9**
Dividends declared per share                        $    .59      $    .59**

Retained earnings
  Beginning of period                               $2,388.3      $3,958.7
    Net income                                         290.6         207.6*
    Dividends declared                                (246.3)       (243.0)
    Other                                                4.8           2.3
  End of period                                     $2,437.4      $3,925.6

*  Restated to reflect the adoption of Statement of Financial Accounting
   Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.
** Restated to reflect a two-for-one common stock split in the form of a 100 percent stock dividend declared on July 15, 1993.

         See accompanying notes to consolidated financial statements.

                                     -3-
Form 10-Q Part I

                              NYNEX CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (In millions)
                                                     March 31,     December 31,
                                                       1994            1993
ASSETS                                              (Unaudited)
Current assets:
  Cash and temporary cash investments                $   144.0       $   157.8
  Receivables (net of allowance of $210.8
    and $210.2, respectively)                          2,297.5         2,439.1
  Inventories                                            166.9           169.2
  Prepaid expenses                                       399.2           306.2
  Deferred charges and other current assets              689.6           849.4
    Total current assets                               3,697.2         3,921.7

Property, plant and equipment - at cost               34,446.7        33,969.4
  Less:  accumulated depreciation                    (14,184.5)      (13,719.4)
                                                      20,262.2        20,250.0

Deferred charges and other assets                      5,309.3         5,286.7
        Total Assets                                 $29,268.7       $29,458.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 2,667.0       $ 2,853.3
  Short-term debt                                      3,031.3         3,190.1
  Other current liabilities                              741.4           763.3
    Total current liabilities                          6,439.7         6,806.7

Long-term debt                                         6,934.7         6,937.8
Deferred income taxes                                  3,462.7         3,545.0
Unamortized investment tax credits                       346.8           360.3
Other long-term liabilities and deferred credits       3,519.1         3,393.1
        Total liabilities                             20,703.0        21,042.9

Commitments and contingencies [Notes (d) and (e)]
Stockholders' equity:
  Preferred stock - $1 par value                           -               -
    shares authorized:  70,000,000
    shares issued:  None
  Preferred stock - Series A Junior Participating          -               -
    - $1 par value
    shares authorized:  5,000,000
    shares issued:  None
  Common stock - $1 par value                            433.6           431.1
    shares authorized:  750,000,000
    shares issued:
            at March 31, 1994 - 433,568,087
            at December 31, 1993 - 431,080,155
  Additional paid-in capital                           6,718.2         6,624.5
  Retained earnings                                    2,437.4         2,388.3
  Treasury stock (16,200,269 and 16,215,353
    shares, respectively, at cost)                      (647.5)         (648.1)
  Deferred compensation - LESOP Trust                   (376.0)         (380.3)
      Total stockholders' equity                       8,565.7         8,415.5
        Total Liabilities and Stockholders' Equity   $29,268.7       $29,458.4

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I

                              NYNEX CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions) (Unaudited)
For the Three Months Ended March 31,                     1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 290.6       $ 207.6*
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                        652.0         615.2
    Amortization of unearned lease income-net            (23.4)        (18.6)
    Allowance for funds used during construction-
     equity component                                     (6.9)         (7.9)
    Changes in operating assets and liabilities:
        Receivables                                      141.6          27.2
        Inventories                                        2.3          (7.4)
        Prepaid expenses                                 (93.0)        (68.9)
        Deferred charges and other current assets        159.8        (133.3)
        Accounts payable                                (187.8)        (97.4)*
    Other current liabilities                            (21.9)       (152.0)
    Deferred income taxes and Unamortized
     investment tax credits                              (95.8)         88.8*
    Other long-term liabilities and deferred credits      48.2         237.9*
    Other-net                                            (85.2)         19.1
       Total adjustments                                 489.9         502.7

Net cash provided by operating activities                780.5         710.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (639.7)       (493.7)
Investment in leased assets                               (5.9)        (51.1)
Cash received from leasing activities                     19.8          19.1
Other investing activities-net                            78.7         (53.4)

Net cash used in investing activities                   (547.1)       (579.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of commercial paper and short-term debt       5,679.7       2,215.3
Repayment of commercial paper and short-term debt     (6,426.7)     (2,183.3)
Issuance of long-term debt                               593.5         556.6
Repayment of long-term debt and capital leases           (14.9)        (14.8)
Debt refinancings and call premiums                        -          (380.5)
Issuance of common stock                                  62.1          10.9
Purchase of treasury stock                                 -           (92.3)
Dividends paid                                          (218.7)       (239.9)
Minority interest                                         77.8           -

Net cash used in financing activities                   (247.2)       (128.0)

Net (decrease) increase in Cash and temporary
  cash investments                                       (13.8)          3.2
Cash and temporary cash investments at
  beginning of year                                      157.8          88.9
Cash and temporary cash investments at
  end of year                                          $ 144.0       $  92.1

*  Restated to reflect the adoption of Statement of Financial Accounting
   Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

         See accompanying notes to consolidated financial statements.

Form 10-Q Part I


                              NYNEX CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements have been prepared by NYNEX Corporation ("NYNEX") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1993 has been reclassified to conform to the current year's presentation.
The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the NYNEX 1993 Annual Report on Form 10-K.

(b) CASH AND TEMPORARY CASH INVESTMENTS - NYNEX's cash management policy is to make funds available in banks when checks are presented. At March 31, 1994, NYNEX had recorded in Accounts payable checks outstanding but not yet presented for payment of $204.0 million.

(c) ADOPTION OF FINANCIAL ACCOUNTING STANDARDS - Effective January 1, 1994, NYNEX adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). The effect of implementing Statement No. 115 on NYNEX's results of operations and financial position was not significant.

(d) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters, including affiliate transaction issues in New York Telephone Company's ("New York Telephone") 1990 intrastate rate case and overearnings complaints by interstate access customers, may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of March 31, 1994, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $189 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

(e) LITIGATION AND OTHER CONTINGENCIES - It is probable that various state and local tax claims aggregating approximately $305 million in tax and associated interest will be asserted against New York Telephone for the period 1983 through the first quarter of 1994. While New York Telephone's counsel cannot give assurance as to the outcome, counsel believes that New York Telephone has strong legal positions in these matters.

                                     -6-
Form 10-Q Part I



                              NYNEX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                 (Unaudited)

(e)  LITIGATION AND OTHER CONTINGENCIES (CONT'D)

Various other legal actions and regulatory proceedings are pending that may affect NYNEX, including matters involving Racketeer Influenced and Corrupt Organizations Act, antitrust, tort, contract and tax deficiency claims. While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on NYNEX's financial position or annual operating results but could have a material effect on quarterly operating results.

(f)  SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting Standards No. 95,
"Statement of Cash Flows":
                                                          For the
                                                    Three Months Ended
                                                         March 31,
In millions                                           1994      1993
Income tax payments                                 $ 35.8    $ 81.4
Interest payments                                   $118.8    $133.2
Additions to property, plant and
  equipment under capital lease obligations         $  9.3    $  -
Common Stock issued for Dividend Reinvestment and
  Stock Purchase Plan and stock compensation plans  $  8.5    $  3.5

(g) SEGMENT INFORMATION - The following table sets forth summary financial information by business segment. Information regarding operating revenues by business segment is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 - 12. Total intersegment sales for the first quarter of 1994 and 1993 were $97.0 and $82.7 million, respectively, principally in the telecommunications segment. The financial services segment had total outstanding debt of $602.0 and $600.0 million at March 31, 1994 and 1993, respectively.

                                               For the Three Months Ended
                                                March 31,       March 31,
(In millions)                                     1994            1993
OPERATING INCOME:

    Telecommunications                            $612.4          $693.3
    Cellular                                        10.0            12.7
    Publishing                                      15.3            19.6
    Financial services                              21.4            16.4
    Other diversified operations                   (20.2)          (16.2)

Total operating income by segment                  638.9           725.8
    Adjustments/Eliminations                        (2.5)             .2
    Corporate expenses                             (40.9)          (57.1)

Operating Income                                  $595.5          $668.9

Form 10-Q Part I


                              NYNEX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                 (Unaudited)


(g) SEGMENT INFORMATION (CONT'D)

Cellular operating income includes certain amounts that are subsequently paid out to minority shareholders. Minority interest expense for the cellular segment for the three months ended March 31, 1994 and 1993 was $13.5 and $9.2 million, respectively.

                                               March 31,       March 31,
(In millions)                                    1994            1993

IDENTIFIABLE ASSETS:

    Telecommunications                         $24,768.5       $24,426.0
    Cellular                                       738.0           540.7
    Publishing                                     536.6           507.0
    Financial services                           1,493.7         1,304.1
    Other diversified operations                 1,706.8         1,753.9

Total identifiable assets by segment            29,243.6        28,531.7
    Adjustments/Eliminations                    (1,415.0)         (878.3)
    Investment in unconsolidated subsidiary         29.5            29.6
    Corporate assets                             1,410.6           215.5

Total Assets                                   $29,268.7       $27,898.5

Form 10-Q Part I

                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


STATE REGULATORY MATTERS

As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1993), the New York State Public Service Commission ("NYSPSC") has issued an Opinion and Order which would require New York Telephone to provide IntraLATA Presubscription ("ILP") within 18 months of a bona fide request from a carrier. On April 4, 1994, the NYSPSC issued an opinion which confirmed the 18 month requirement, provided that Interexchange Carriers should pay the cost of ILP implementation, and ruled that New York Telephone should be compensated for contribution losses resulting from ILP. In its decision, the NYSPSC suggested that certain issues relating to ILP would be made the subject of negotiations and a "collaborative effort" between the parties to the incentive regulation proceeding.

As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1993), in the first phase of the incentive regulation proceeding, the NYSPSC issued Orders on December 24, 1993 and January 28, 1994 for a reduction in New York Telephone's rates of $170 million annually, effective January 1, 1994, and required that an additional $153 million of current revenues be made available "for the ultimate benefit of customers and the Company's competitive position through earnings incentives for short-term service improvements and a longer term plan for performance-based earning incentives and network improvements." That incentive regulatory plan will be pursued in a second phase of the proceeding during 1994. New York Telephone has set aside $31 million of the $153 million as ordered by the NYSPSC, as an incentive to improve overall service quality in the Brooklyn-Queens-Bronx service area.

On April 14, 1994, New England Telephone and Telegraph Company ("New England Telephone") filed comprehensive tariff provisions with the Massachusetts Department of Public Utilities ("MDPU") as part of an Alternative Regulatory Plan ("Plan") to govern New England Telephone's Massachusetts intrastate operations. The Plan proposes the following: (1) regulation of New England Telephone for a period of ten years from the date of MDPU approval under a price framework; (2) pricing rules that limit New England Telephone's ability to increase both overall average prices and specific rate elements, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus exogenous changes; (3) no earnings restriction; (4) a cap on the monthly rates for residence services until August 2001; (5) an increase of $2.50 monthly in the credit on exchange services for Lifeline customers; (6) investment commitments for the public telecommunications network, including commencing the deployment of a broadband network in Massachusetts; (7) quality of service commitments; (8) rate reductions for switched access services; and
(9) a new streamlined standard of regulation governing the

Form 10-Q Part I


                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


STATE REGULATORY MATTERS (CONT'D)

review of tariff filings. On April 20, 1994, in accordance with its statutory authority, the MDPU suspended the effective date of the proposed tariffs until November 14, 1994, in order to investigate the filing.

As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1993), New England Telephone filed a petition for a price regulation plan with the Vermont Public Service Board ("VPSB") on October 5, 1993. In a related proceeding, on December 1, 1993, the Vermont Department of Public Service ("VDPS") filed a petition seeking to examine New England Telephone's rates and to ensure that rates are at appropriate levels prior to the initiation of a price regulation plan. On April 11, 1994, the VDPS filed testimony alleging that New England Telephone is over earning in Vermont by $27.5 million on an annual basis and asking the VPSB to direct that any rate reduction be returned to the ratepayers of Vermont in the form of a rebate retroactive to December 1993. A decision in both the incentive regulation and rate dockets is due from the VPSB by October 5, 1994.

Pursuant to the Rhode Island price regulation trial, on March 1, 1994, New England Telephone filed information with the Rhode Island Public Utilities Commission ("RIPUC") proposing a 1993 shared earnings credit on $0.4 million. The RIPUC has scheduled a hearing in May regarding the filing.

FEDERAL REGULATORY MATTERS

On April 1, 1994, New York Telephone and New England Telephone (collectively, the "telephone subsidiaries") filed tariffs to implement the fourth annual update to the price cap rates. These tariffs, as amended, will result in a net reduction in the telephone subsidiaries' annual interstate access rates of approximately $10.4 million during the tariff period from July 1, 1994 to June 30, 1995.

BUSINESS RESTRUCTURING

As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1993), NYNEX recorded pretax charges of approximately $2.1 billion ($1.3 billion after tax) in the fourth quarter of 1993 for business restructuring. A pension enhancement to the NYNEX management pension plan was announced in February 1994 for eligible management employees who retire through December 31, 1996. This enhancement will be offered at different times through 1996 according to local force requirements. NYNEX has reached an agreement with the Communications Workers of America and with the

Form 10-Q Part I


                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (CONT'D)

International Brotherhood of Electrical Workers ("IBEW") in New York which extends the existing labor agreements to August 1998 and provides a retirement incentive. Negotiations to reach similar agreements with the IBEW in New England continue. The management and nonmanagement retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 16,800 employees by the end of 1996. NYNEX anticipates recording additional pretax charges of approximately $2.0 billion ($1.3 billion after-tax) as employees leave NYNEX through 1996; the amount to be recorded in each year is not presently determinable because it is dependent on employees' accepting the incentive. Much of the cost of the enhancements will be funded by NYNEX's pension plans.

The restructuring reserve balance at March 31, 1994 was approximately
$1.9 billion. In December 1993, NYNEX utilized $181 million of the restructuring reserves primarily relating to the sale or discontinuance of its information products and services businesses. In the first quarter of 1994, NYNEX utilized approximately $57 million of the restructuring reserves, primarily for the exit from the information products and services business, for developing and marketing a single "NYNEX" brand identity, and for systems re-engineering. There were no significant cost savings as a result of business restructuring in the first quarter of 1994. Force reductions will begin in the second quarter of 1994 as re-engineering initiatives are implemented and as retirement incentives are offered to eligible employees. NYNEX expects to reduce its work force by approximately 6,000 employees by the end of 1994.

FIRST QUARTER OF 1994 AS COMPARED TO FIRST QUARTER OF 1993

OPERATING REVENUES

Operating revenues for the quarter ended March 31, 1994 decreased
$46.9 million, or 1.4%, from the same period last year. A summary of revenues by segment is as follows:

UNAFFILIATED REVENUES BY SEGMENT:
(In millions)
                                              For the Three Months Ended
                                               March 31,       March 31,
                                                 1994            1993

    Telecommunications                          $2,869.1        $2,859.9
    Cellular                                       140.3            90.6
    Publishing                                     215.1           214.7
    Financial services                              27.8            21.7
    Other diversified operations                    21.0           133.3

Total Consolidated Operating Revenues           $3,273.3        $3,320.2

Form 10-Q Part I

                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

FIRST QUARTER OF 1994 AS COMPARED TO FIRST QUARTER OF 1993 (CONT'D)

OPERATING REVENUES (CONT'D)

Telecommunications
Telecommunications revenues for the first quarter of 1994 increased $9.2 million, or 0.3%, over the first quarter of 1993.

Local service revenues increased $45.6 million, or 2.9%, primarily due to a net $69 million increase resulting from increased demand as evidenced by growth in access lines, growth in sales of calling features, and higher usage associated with the severe winter storms. In addition, there was a $5 million increase due to a 1993 reduction in revenues associated with the reversal of a 1990 deferral of private line revenues at New York Telephone and a reversal of $5 million of revenues deferred in 1993, which were in excess of the required one-time credit to customers' bills pursuant to the Rhode Island price regulation trial for 1993, at New England Telephone.
These increases were partially offset by a $33 million revenue reduction at New York Telephone pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above).

Long distance revenues increased $1.7 million, or 0.6%, primarily due to increased demand for message toll services, partially offset by decreases in demand for private line and wide area telecommunications services as a result of increased competition and customer shifts to lower priced services offered by the telephone subsidiaries, and a $3 million revenue reduction at New York Telephone pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above).

Network access revenues increased $12.2 million, or 1.4%. Switched access revenues increased $22 million as a result of increased usage partially offset by a reduction in interstate rates and a $3 million revenue reduction at New York Telephone pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above). This increase was partially offset by a $10 million decline in special access revenues primarily due to a reduction in rates, increased competition and customer shifts to lower priced services offered by the telephone subsidiaries.

Other revenues decreased $50.3 million primarily due to the following at New York Telephone: (1) a $38 million reduction in revenues representing the first quarter deferral of the $153 million to be set aside as ordered by the NYSPSC (see STATE REGULATORY MATTERS above), (2) a $24 million decrease attributable to the 1993 reversal of previously recorded reductions in revenues in connection with the phase out of ad valorem taxes on central office equipment, and (3) a $10 million increase associated with the 1993 reversal of a 1992 deferral of revenues for concession service.

Form 10-Q Part I

                               NYNEX CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FIRST QUARTER OF 1994 AS COMPARED TO FIRST QUARTER OF 1993 (CONT'D)

OPERATING REVENUES (CONT'D)

Cellular
Cellular revenues for the first quarter of 1994 increased $49.7 million, or 54.9%, over the first quarter of 1993. The segment's customer base for mobile telecommunications services continued to expand, increasing 57% as compared to the first quarter of 1993. This growth was spread across all cellular markets; however, customer growth was partially offset by a decline in average minutes of use per customer.

Publishing
Publishing revenues for the first quarter of 1994 increased $0.4 million over the first quarter of 1993 primarily due to the publication of directories in the Czech Republic. In addition, Yellow Pages advertising revenues in the New England market increased as a result of higher prices. These increases were partially offset by decreased revenues due to the planned disposal of United Publishers Corporation ("UPC") as part of the 1993 business restructuring. UPC was sold in April 1994. Publishing revenue growth continues to be adversely affected by decreasing sales volume attributed primarily to the recessionary impact on many companies' advertising expenditures.

Financial Services
Financial services revenues for the first quarter of 1994 increased
$6.1 million, or 28.1%, over the first quarter of 1993 principally due to continued growth in the leased asset portfolio.

Other Diversified Operations
Other diversified operations revenues for the first quarter of 1994 decreased $112.3 million, or 84.2%, from the first quarter of 1993 primarily attributable to NYNEX's exit from the information products and services business. The BIS Group Limited ("BIS") and AGS Computers, Inc. ("AGS") were sold in July 1993 and January 1994, respectively, and had contributed $117.0 million in revenues in the first quarter of 1993. These decreases were partially offset by growth in the customer base for international cable television and telephone operations.

OPERATING EXPENSES

Operating expenses for the first quarter of 1994 were $2.7 billion, an increase of $26.5 million, or 1.0%, over the first quarter of 1993.

Operating expenses excluding Depreciation and amortization and Taxes other than income increased $12.1 million, or 0.7%, over the first quarter of 1993 due to:
(1) a $92.4 million increase at the telephone subsidiaries and Telesector Resources Group, Inc. (collectively, the "telecommunications group") and (2) an $80.3 million decrease at NYNEX's subsidiaries other than the telecommunications group.

Form 10-Q Part I
                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

FIRST QUARTER OF 1994 AS COMPARED TO FIRST QUARTER OF 1993 (CONT'D)

OPERATING EXPENSES (CONT'D)

At the telecommunications group, employee costs, consisting primarily of wages, payroll taxes, and employee benefits, increased $60.8 million. Wages and payroll taxes increased $47.6 million due principally to increases in salary and wage rates and additional labor costs due to initiatives to improve service quality, partially offset by a reduction in the work force due to force reduction plans. In addition, benefit expenses increased $13.2 million due primarily to higher medical costs for active and retired employees.

At the telecommunications group, all other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $31.6 million. The increase in other operating expenses was due principally to an $8 million increase in material and supply expenses, an $8 million increase in bad debt expense pursuant to provisions of the billing and collection contract with AT&T, a $7 million increase at New England Telephone resulting from capitalization in 1993 of certain 1992 engineering charges, a $6 million increase in the provision for uncollectible revenues, and a $6 million increase in right to use fees. Partially offsetting these increases was a $9 million decrease attributable to the 1993 reversal of deferred inside wire expense at New York Telephone.

At NYNEX's subsidiaries other than the telecommunications group, the decrease was due primarily to the sale of BIS and AGS. The decrease was partially offset by increased commissions and data processing costs associated with the continued expansion of the customer base for mobile telecommunications services, increased expenses related to the growth in the customer base for international cable television and telephone operations, and business development costs in other international operations.

Taxes other than income decreased $22.4 million, or 8.3%, principally due to a $23 million decrease in property taxes at New York Telephone resulting primarily from lower assessments of property value and an $8 million decrease in property taxes at New England Telephone primarily attributable to a reversal of a 1993 accrual as a result of unasserted municipal assessments.

Depreciation and amortization increased $36.8 million, or 6.0%, principally at the telecommunications group. There was a $17 million increase due to revised intrastate depreciation rates in Massachusetts effective July 1993 and a $17 million increase due to increased plant investment.

OTHER INCOME (EXPENSE) - NET

Other income (expense) - net for the first quarter of 1994 decreased
$2.3 million, or 33.8%, from the first quarter of 1993. The decrease was principally due to increased minority interest expense and a decrease in the allowance for funds used during construction. These decreases were partially offset by dividends received from Viacom Inc. and higher expenses in the first quarter of 1993 for the interstate portion of call premiums and other charges associated with the refinancings of long-term debt.

Form 10-Q Part I
                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

FIRST QUARTER OF 1994 AS COMPARED TO FIRST QUARTER OF 1993 (CONT'D)

INTEREST EXPENSE

Interest expense for the first quarter of 1994 decreased $9.8 million, or 5.8%, from the first quarter of 1993, principally due to a decline in average interest rates resulting from long-term debt refinancings in 1993, partially offset by increased average debt levels.

INCOME TAXES

Income taxes for the first quarter of 1994 decreased $25.4 million, or 15.7%, from the same period last year. The decrease was principally due to a decrease in pretax income partially offset by the enactment of the Revenue Reconciliation Act of 1993 on August 10, 1993, which increased the statutory corporate federal income tax rate from 34 percent to 35 percent retroactive to January 1, 1993. In addition, there was a $12 million reduction in the deferred tax valuation allowance as a result of the implementation of a tax planning strategy to utilize capital losses generated from the exit from the information products and services business.

CAPITAL RESOURCES AND LIQUIDITY

Capital expenditures increased $146.0 million, or 29.6%, over the first quarter of 1993. During the first quarter of 1994, NYNEX continued its capital expenditure program designed to meet the expanding needs for telecommunications services by upgrading the existing telecommunications network, including new construction, optical fiber and modernization at the telephone subsidiaries. Telecommunications capital expenditures were funded primarily through cash generated from operations. Capital expenditures in the first quarter of 1994 also included the addition of 30 mobile cell sites and the construction of cable television and telephone networks in the United Kingdom.

Other investing activities for the first quarter of 1994 included the receipt of proceeds from the exit from the information products and services business and the use of funds for the purchase of cellular properties.

NYNEX issued new shares of common stock for employee savings plans and the Dividend Reinvestment and Stock Purchase Plan, which increased equity by approximately $85 million in the first quarter of 1994.

During the first quarter of 1994, the net decrease in cash flows from issuances and repayments of commercial paper was due primarily to the issuance of long-term debt at New York Telephone. The net increase in cash flows from issuances and repayments of long-term debt and capital leases resulted principally from proceeds from debt issuances of $594 million at New York Telephone. The activity at New York Telephone was primarily due to refinancings to obtain lower interest rates. There was a net cash outflow at NYNEX Credit Company of $10 million, resulting from medium-term note payments.

Financing activities in 1994 included funds provided through a partnership formed in December 1993 for the network construction program in the United Kingdom.

Form 10-Q Part I

                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

FIRST QUARTER OF 1994 AS COMPARED TO FIRST QUARTER OF 1993 (CONT'D)

CAPITAL RESOURCES AND LIQUIDITY (CONT'D)

Pursuant to the indentures for certain of its debentures, New York Telephone has covenanted that it will not issue additional funded debt securities ranking equally with or prior to such debentures unless it has maintained an earnings coverage of 1.75 for interest charges for a period of any 12 consecutive months out of the 15 month period prior to the date of the proposed issuance. As a result of the 1993 business restructuring charges, New York Telephone does not currently meet the earnings coverage requirement.

NYNEX expects to file a registration statement with the SEC for the issuance of $900 million of debt and equity securities in the second quarter of 1994. The proceeds from the sale of securities would be used to provide funds for NYNEX and/or NYNEX's subsidiaries other than the telecommunications group.

OTHER MATTERS

The telephone subsidiaries currently account for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("Statement No. 71"). Statement No. 71 would no longer apply in the event that the recoverability of operating costs through rates becomes unlikely or uncertain, whether resulting from competitive effects or specific regulatory actions. NYNEX continuously assesses its position and the recoverability of its telecommunications assets with respect to Statement No. 71 and believes that Statement No. 71 still applies. However, it is possible that events in the industry and the markets in which NYNEX operates could change NYNEX's position in the near future, and the impact of such a change would be material.

Form 10-Q Part II

                              NYNEX CORPORATION

                         PART II - OTHER INFORMATION



ITEM 1.    Legal Proceedings

           As previously reported (see NYNEX Corporation's ("NYNEX") Annual Report on Form 10-K for the year ended December 31, 1993), on November 12, 1993, the Court of Appeals for the District of Columbia Circuit reversed and vacated a lower court judgment that had found NYNEX guilty of criminal contempt for an alleged violation of the Modification of Final Judgment. The United
           States did not seek review of the Court of Appeals decision and has repaid to NYNEX the $1 million fine imposed by the lower court.

           As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1993), on November 12, 1993, a final judgment in favor of defendants was issued by the United States District Court for the Southern District of New York in the lawsuit filed against various NYNEX companies and individuals by Scott J. Rafferty. Mr. Rafferty has appealed.


ITEM 5.    Other Information

           State Regulatory Matters

           Maine. As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1993), on July 6, 1992,
           New England Telephone and Telegraph Company ("New England Telephone") filed a comprehensive rate design proposal with the Maine Public Utilities Commission ("MPUC"). In a decision dated April 13, 1994, the MPUC rejected New England Telephone's rate design proposal. The MPUC found that New England Telephone had not adequately supported its proposal. Because New England Telephone's proposal was designed to be revenue neutral, there will be no immediate earnings impact from the MPUC's decision.

           The MPUC expressed an interest in exploring how the rate realignment proposed by New England Telephone might be accomplished through an alternative form of regulation, in lieu of traditional rate of return regulation. The MPUC announced its intention to commence such an investigation, as well as a related investigation into competition, interconnection and the unbundling of tariffed services.

           See, also, discussion of STATE REGULATORY MATTERS in Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Form 10-Q Part II




                              NYNEX CORPORATION

                     PART II - OTHER INFORMATION (CONT'D)




ITEM 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits.

           Exhibit
           Number

           (12)  Computation of Ratio of Earnings to Fixed Charges


(b)        Reports on Form 8-K.

           NYNEX's Current Report on Form 8-K, date of report
           December 24, 1993 and filed January 13, 1994, reporting on
           Item 5.

           NYNEX's Current Report on Form 8-K, date of report
           January 24, 1994 and filed February 11, 1994, reporting on
           Item 5.

           NYNEX's Current Report on Form 8-K, date of report
           January 24, 1994 and filed March 1, 1994, reporting on
           Item 5.

           NYNEX's Current Report on Form 8-K, date of report March 3, 1994 and filed March 4, 1994, reporting on Item 7.

           NYNEX's Current Report on Form 8-K, date of report March 24, 1994 and filed March 31, 1994, reporting on Item 5.

Form 10-Q


                              NYNEX CORPORATION

                                  SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         NYNEX CORPORATION




                                         P. M. Ciccone
                                         P. M. Ciccone
                                         Vice President and Comptroller
                                         (Principal Accounting Officer)



May 11, 1994