Form 10-Q/A
period 1994-03-31
NYNEX CORP
filed 1994-05-13
CIK 732714

Form 10-Q/A

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

                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, as set forth in the pages attached hereto:

In "Part II - Other Information", "Item 6. Exhibits and Reports on Form 8-K,
(b) Reports on Form 8-K.", reference to NYNEX's Current Report on Form 8-K, date of report January 24, 1994 and filed February 11, 1994, reporting on
Item 5 should be deleted as there was no Report on Form 8-K filed by NYNEX Corporation corresponding to those dates.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NYNEX CORPORATION
                                                      (Registrant)

                                              By        P. M. Ciccone
                                                        P. M. Ciccone
                                                Vice President and Comptroller
May 13, 1994                                    (Principal Accounting Officer)

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