Form 10-Q
period 1994-06-30
NYNEX CORP
filed 1994-08-10
CIK 732714

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

(Mark one)

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1994

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


            1095 Avenue of the Americas, New York, New York 10036


                       Telephone Number (212) 395-2121





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .


At July 31, 1994, 420,546,657 common shares were outstanding.

Form 10-Q Part I            PART I - FINANCIAL INFORMATION

                                  NYNEX CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (In millions, except per share amounts) (Unaudited)
                                            Three Months            Six Months
For the Period Ended June 30,              1994      1993         1994      1993
OPERATING REVENUES
  Local service                          $1,658.5  $1,618.0     $3,288.4  $3,202.3
  Long distance                             269.7     281.3        550.7     560.6
  Network access                            844.8     846.0      1,709.0   1,698.0
  Other                                     538.6     619.0      1,036.8   1,223.6
     Total operating revenues             3,311.6   3,364.3      6,584.9   6,684.5

OPERATING EXPENSES
  Maintenance and support                   744.8     743.5      1,514.1   1,463.3
  Depreciation and amortization             663.9     624.5      1,315.9   1,239.7
  Marketing and customer services           359.2     345.4        699.4     663.6
  Taxes other than income                   255.9     258.8        504.9     530.2
  Selling, general and administrative       839.1     533.3      1,324.5   1,061.2
  Other                                     205.5     190.7        387.4     389.5
     Total operating expenses             3,068.4   2,696.2      5,746.2   5,347.5

Operating income                            243.2     668.1        838.7   1,337.0
Other income (expense) - net                  7.5      (4.6)        (1.6)    (11.4)
Interest expense                            162.1     164.0        321.7     333.4
Earnings before income taxes and
 cumulative effect of change in accounting
 principle                                   88.6     499.5        515.4     992.2
Income taxes
  Federal                                   (13.8)    137.4         99.6     272.8
  State, local and other                     27.7      21.9         50.5      48.1
     Total income taxes                      13.9     159.3        150.1     320.9
Earnings before cumulative effect of
 change in accounting principle              74.7     340.2        365.3     671.3
Cumulative effect of change in accounting
  for postemployment benefits,
  net of taxes                                 -         -            -     (123.5)*
NET INCOME                               $   74.7  $  340.2     $  365.3  $  547.8 *

Earnings per share before cumulative
  effect of change in
  accounting principle                   $    .18  $    .82     $    .88  $   1.62
Cumulative effect per share of change
  in accounting principle                      -         -            -       (.30)*
Earnings per share                       $    .18  $    .82     $    .88  $   1.32
Weighted average number of
  shares outstanding                        418.9     412.4        417.2     412.6
Dividends declared per share             $    .59  $    .59     $   1.18  $   1.18

Retained earnings
  Beginning of period                    $2,437.4  $3,925.6*    $2,388.3  $3,958.7
    Net income                               74.7     340.2        365.3     547.8 *
    Dividends declared                     (247.9)   (243.4)      (494.2)   (486.4)
    Other                                     9.8       1.8         14.6       4.1
  End of period                          $2,274.0  $4,024.2*    $2,274.0  $4,024.2 *

*  Restated to reflect the adoption of Statement of Financial Accounting Standards
   No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

             See accompanying notes to consolidated financial statements.

Form 10-Q Part I

                              NYNEX CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (In millions)
                                                      June 30,     December 31,
                                                       1994            1993
ASSETS                                              (Unaudited)
Current assets:
  Cash and temporary cash investments                $   133.4       $   157.8
  Receivables (net of allowance of $213.1
    and $210.2, respectively)                          2,441.8         2,439.1
  Inventories                                            150.4           169.2
  Prepaid expenses                                       378.5           306.2
  Deferred charges and other current assets              631.7           849.4
    Total current assets                               3,735.8         3,921.7

Property, plant and equipment - at cost               34,933.8        33,969.4
  Less:  accumulated depreciation                    (14,577.4)      (13,719.4)
                                                      20,356.4        20,250.0

Deferred charges and other assets                      5,325.3         5,286.7
       Total Assets                                  $29,417.5       $29,458.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 2,377.1       $ 2,853.3
  Short-term debt                                      3,036.6         3,190.1
  Other current liabilities                              739.0           763.3
    Total current liabilities                          6,152.7         6,806.7

Long-term debt                                         6,995.7         6,937.8
Deferred income taxes                                  3,316.1         3,545.0
Unamortized investment tax credits                       333.0           360.3
Other long-term liabilities and deferred credits       4,106.6         3,393.1
       Total liabilities                              20,904.1        21,042.9

Commitments and contingencies [Notes (d) and (e)]
Stockholders' equity:
  Preferred stock - $1 par value                           -               -
    shares authorized:  70,000,000
    shares issued:  None
  Preferred stock - Series A Junior Participating          -               -
    - $1 par value
    shares authorized:  5,000,000
    shares issued:  None
  Common stock - $1 par value                            436.5           431.1
    shares authorized:  750,000,000
    shares issued:
            at June 30, 1994 - 436,450,858
            at December 31, 1993 - 431,080,155
  Additional paid-in capital                           6,821.1         6,624.5
  Retained earnings                                    2,274.0         2,388.3
  Treasury stock (16,173,699 and 16,215,353
    shares, respectively, at cost)                      (646.4)         (648.1)
  Deferred compensation - LESOP Trust                   (371.8)         (380.3)
     Total stockholders' equity                        8,513.4         8,415.5
       Total Liabilities and Stockholders' Equity    $29,417.5       $29,458.4
          See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                              NYNEX CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions) (Unaudited)

For the Six Months Ended June 30,                        1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  365.3      $  547.8 *
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     1,315.9       1,239.7
    Amortization of unearned lease income-net           (43.6)        (40.3)
    Allowance for funds used during construction-
     equity component                                   (14.0)        (15.6)
    Changes in operating assets and liabilities:
        Receivables                                      (2.7)         22.1
        Inventories                                      18.7         (19.6)
        Prepaid expenses                                (72.3)        (34.1)
        Deferred charges and other current assets       217.7         (97.6)
        Accounts payable                               (479.4)       (216.3)*
        Other current liabilities                       (24.3)       (168.4)
    Deferred income taxes and Unamortized
     investment tax credits                            (256.2)        109.3 *
    Other long-term liabilities and deferred credits    586.6         185.4 *
    Other-net                                           (62.4)         74.6
       Total adjustments                              1,184.0       1,039.2
Net cash provided by operating activities             1,549.3       1,587.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                 (1,376.3)     (1,091.6)
Investment in leased assets                             (14.4)       (144.9)
Cash received from leasing activities                    34.9          33.9
Other investing activities-net                           63.0         (78.2)
Net cash used in investing activities                (1,292.8)     (1,280.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of commercial paper and short-term debt     10,421.7       5,340.4
Repayment of commercial paper and short-term debt   (11,166.6)     (5,016.7)
Issuance of long-term debt                              718.0         893.6
Repayment of long-term debt and capital leases          (80.2)       (115.2)
Debt refinancings and call premiums                       -          (859.5)
Issuance of common stock                                142.4          27.1
Purchase of treasury stock                                -           (92.3)
Dividends paid                                         (438.6)       (483.0)
Minority interest                                       122.4          -
Net cash used in financing activities                  (280.9)       (305.6)

Net (decrease) increase in Cash and temporary
  cash investments                                      (24.4)          0.6
Cash and temporary cash investments at
  beginning of period                                   157.8          88.9
Cash and temporary cash investments at
  end of period                                      $  133.4      $   89.5

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

Form 10-Q Part I

                              NYNEX CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements have been prepared by NYNEX Corporation ("NYNEX") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1993 has been reclassified to conform to the current year's presentation.
The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the NYNEX 1993 Annual Report on Form 10-K and the current year's previously issued Quarterly Report on Form 10-Q.

(b) CASH AND TEMPORARY CASH INVESTMENTS - NYNEX's cash management policy is to make funds available in banks when checks are presented. At June 30, 1994, NYNEX had recorded in Accounts payable checks outstanding but not yet presented for payment of $174.6 million.

(c) ADOPTION OF FINANCIAL ACCOUNTING STANDARDS - Effective January 1, 1994, NYNEX adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). The effect of implementing Statement No. 115 on NYNEX's results of operations and financial position was not significant.

(d) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters, including affiliate transaction issues in New York Telephone Company's ("New York Telephone") 1990 intrastate rate case and overearnings complaints by interstate access customers, may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of June 30, 1994, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $203 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

(e) LITIGATION AND OTHER CONTINGENCIES - It is probable that various local tax claims aggregating approximately $210 million in tax and $137 million in associated interest will be asserted against New York Telephone for the period 1983 through the second quarter of 1994. The claims relate to the taxability of New York Telephone's interstate and intrastate network access revenues. The current status is that these matters have been identified as possible audit adjustments by the taxing authority, and New York Telephone is presenting its arguments against those adjustments. While New York Telephone's counsel cannot give assurance as to the outcome, counsel believes that New York Telephone has strong legal positions in these matters.

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

(f)  SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting Standards No. 95,
"Statement of Cash Flows":
                                                          For the
                                                     Six Months Ended
                                                          June 30,
(In millions)                                         1994      1993
Income tax payments                                 $260.8    $326.5
Interest payments                                   $281.8    $361.3
Additions to property, plant and
  equipment under capital lease obligations         $ 10.3    $  -
Common Stock issued for Dividend Reinvestment and
  Stock Purchase Plan and stock compensation plans  $ 61.1    $  3.6

(g) SEGMENT INFORMATION - The following table sets forth summary financial information by business segment. Information regarding operating revenues by business segment is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11-13 and 16-18.
Total intersegment sales for the second quarter of 1994 and 1993 were $98.7 and $85.3 million, respectively, and for the six months ended June 30, 1994 and 1993 were $195.7 and $168.0 million, respectively, principally in the telecommunications segment. The financial services segment had total outstanding debt of $679.7 and $603.8 million at June 30, 1994 and 1993, respectively.

                                               For the              For the
                                         Three Months Ended     Six Months Ended
                                         June 30,   June 30,   June 30,   June 30,
(In millions)                              1994       1993       1994       1993
OPERATING INCOME:
    Telecommunications                    $259.3     $704.4      $871.7   $1,397.7
    Cellular                                13.1       18.7        23.1       31.4
    Publishing                              25.7       15.3        41.0       34.9
    Financial services                      17.5       18.6        38.9       35.0
    Other diversified operations           (32.8)     (16.8)      (53.0)     (33.0)

Total operating income by segment          282.8      740.2       921.7    1,466.0
    Adjustments/Eliminations                 0.4        4.5        (2.1)       4.7
    Corporate expenses                     (40.0)     (76.6)      (80.9)    (133.7)
Operating Income                          $243.2     $668.1      $838.7   $1,337.0

                                        -6-

Form 10-Q Part I

                              NYNEX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                 (Unaudited)

(g) SEGMENT INFORMATION (CONT'D)

Cellular operating income includes certain amounts that are subsequently paid out to minority shareholders. Minority interest expense for the cellular segment for the second quarter of 1994 and 1993 was $12.5 and $12.0 million, respectively, and for the six months ended June 30, 1994 and 1993 was $26.1 and $21.2 million, respectively.

                                                June 30,        June 30,
(In millions)                                    1994            1993

IDENTIFIABLE ASSETS:

    Telecommunications                         $24,740.2       $24,316.1
    Cellular                                       751.0           562.8
    Publishing                                     550.0           522.5
    Financial services                           1,505.8         1,368.3
    Other diversified operations                 1,868.8         1,833.2

Total identifiable assets by segment            29,415.8        28,602.9
    Adjustments/Eliminations                    (1,429.4)         (918.1)
    Investment in unconsolidated subsidiary         29.5            29.7
    Corporate assets                             1,401.6           207.2

Total Assets                                   $29,417.5       $27,921.7


Form 10-Q Part I

                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

STATE REGULATORY MATTERS

As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1993), on February 4, 1993, the New York State Public Service Commission ("NYSPSC") issued an order with respect to the Second and Third Stages, permitting New York Telephone to retain 1993 earnings above a return on equity of 11.7% and up to 12.7%, depending on its attainment of specified service quality criteria, with earnings above 12.7% return on equity to be held for the ratepayers' benefit. New York Telephone has submitted a report to the NYSPSC showing 1993 earnings below 11.7%. The NYSPSC staff is currently reviewing New York Telephone's submission.

As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1993), in the first phase of the incentive regulation proceeding, the NYSPSC issued Orders on December 24, 1993 and January 28, 1994 for a reduction in New York Telephone's rates of $170 million annually, effective January 1, 1994, and required that an additional $153 million of current revenues be made available "for the ultimate benefit of customers and the Company's competitive position through earnings incentives for short-term service improvements and a longer term plan for performance-based earning incentives and network improvements." That incentive regulatory plan is currently being pursued in a second phase of the proceeding. The
$170 million rate reduction was intended to reduce intrastate revenues by approximately $141 million annually. As ordered by the NYSPSC, $31 million of the $153 million has been designated by New York Telephone as an incentive to improve overall service quality in the Brooklyn-Queens-Bronx service area.

As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1993), the NYSPSC has issued an Opinion and Order which would require New York Telephone to provide IntraLATA Presubscription ("ILP") within 18 months of a bona fide request from a carrier. ILP would give a customer the option of designating, in advance, a carrier that would carry the customer's intraLATA toll calls. On April 4, 1994, the NYSPSC issued an opinion which confirmed the 18 month requirement, provided that Interexchange Carriers should pay the cost of ILP implementation, and ruled that New York Telephone should be compensated for contribution losses resulting from ILP. In its decision, the NYSPSC suggested that certain issues relating to ILP, including scheduling, would be made the subject of negotiations and a "collaborative effort" between the parties to the incentive regulation proceeding.

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

including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus exogenous changes; (3) no earnings restriction; (4) a cap on the monthly rates for residence services until August 2001; (5) an increase of $2.50 monthly in the credit on exchange services for Lifeline customers;
(6) investment commitments for the public telecommunications network, including commencing the deployment of a broadband network in Massachusetts;
(7) quality of service commitments; (8) rate reductions for switched access services; and (9) a new streamlined standard of regulation governing the review of tariff filings. On May 24, 1994, the MDPU ruled that New England Telephone's filing would be treated as a petition for alternative regulation and, consequently, the MDPU's review is not subject to the statutory suspension period. Hearings concerning New England Telephone's filing commenced on July 11, 1994.

As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1993), New England Telephone filed a petition for a price regulation plan with the Vermont Public Service Board ("VPSB") on October 5, 1993. In a related proceeding, on December 1, 1993, the Vermont Department of Public Service ("VDPS") filed a petition seeking to examine New England Telephone's rates and to ensure that rates are at appropriate levels prior to the initiation of a price regulation plan. On May 27, 1994, New England Telephone and the VDPS submitted to the VPSB a proposed agreement to resolve the major issues in New England Telephone's Price Regulation Plan proceeding. The agreement would afford New England Telephone pricing and marketing flexibility and would not restrict New England Telephone's earnings. In connection with the proposed agreement, the VDPS has reduced its allegation of New England Telephone overearnings from $27.5 million to $17.1 million on an annual basis. Hearings before the VPSB concluded on July 21, 1994, and a decision with respect to the agreement is expected in October.

On June 30, 1994, the New Hampshire Public Utilities Commission ("NHPUC") approved New England Telephone's proposed toll rate reduction targeted at small and medium volume usage customers, effective August 5, 1994. The annual revenue effect of the toll rate reduction is estimated to be approximately $7.1 million. The NHPUC previously approved, effective January 31, 1994, a New England Telephone-requested toll rate reduction targeted at high and medium volume usage customers, with an annual revenue effect of $3.5 million.

FEDERAL REGULATORY MATTERS

On July 1, 1994, New York Telephone and New England Telephone (collectively, the "telephone subsidiaries") implemented the fourth annual update to the price cap rates. These tariffs will result in a net reduction in the telephone subsidiaries' annual interstate access rates of approximately
$9.4 million during the tariff period from July 1, 1994 to June 30, 1995.

Form 10-Q Part I

                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING

Second quarter 1994 results include approximately $335 million of pretax charges ($217 million after-tax) for pension enhancements, primarily in the telecommunications segment, for approximately 2,100 management and 1,900 nonmanagement employees who elected during the quarter to leave NYNEX under retirement incentives. A portion of the year-end 1993 accrual for severance was utilized on a per employee basis, and the incremental costs of the pension enhancements were recorded. The retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 16,800 by the end of 1996. The components of the $335 million pretax charges are: $172 million ($112 million after-tax) for pension enhancements, and $163 million ($105 million after-tax) for associated postretirement medical benefits.

As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1993), NYNEX recorded pretax charges of approximately
$2.1 billion ($1.4 billion after-tax) in the fourth quarter of 1993 for business restructuring, of which approximately $586 million was for employee severance payments and $520 million was for the medical curtailment loss recognized as a result of the planned decrease in the work force. The second quarter charges are the first step in an anticipated additional $2.0 billion in pretax charges ($1.3 billion after-tax) for pension enhancements to be recorded as employees leave NYNEX through December 31, 1996 under the retirement incentives; the amount to be recorded in each year is not presently determinable because the charges are dependent on the number of employees accepting the incentives. The retirement incentives credit employees with an additional six years toward both their age and their length of service for the purpose of determining pension eligibility and benefits. Much of the cost of the incentives will be funded by NYNEX's pension plans. These incentives also resulted in more individuals qualifying for lifetime medical coverage than under the severance plan. The pension enhancement to the NYNEX management pension plan was announced in February 1994 and will be offered at different times through 1996 according to local force requirements. NYNEX's agreements with the Communications Workers of America and with the International Brotherhood of Electrical Workers ("IBEW") in New York, which extend the existing labor agreements to August 1998, provide a retirement incentive. On August 5, 1994, a similar agreement with the IBEW in New England was tentatively reached subject to ratification by the union membership (see OTHER MATTERS).

The restructuring reserve balance for the 1993 business restructuring charges at June 30, 1994 was approximately $1.2 billion, excluding the liability recorded at year-end for postretirement medical benefits associated with employees leaving NYNEX under the business restructuring. In December 1993, NYNEX utilized $181 million of the restructuring reserves primarily relating to the sale or discontinuance of its information products and services businesses. In the first six months of 1994, NYNEX reduced 1993 restructuring reserves by $255 million as follows: $130 million of

Form 10-Q Part I
                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (CONT'D)

reserves established for severance were transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued for; $15 million was utilized for other retiree costs; $40 million was utilized for the exit from the information products and services business; $18 million was utilized for developing a single "NYNEX" brand identity; $29 million was utilized for systems re-engineering; $12 million was utilized for other costs related to various re-engineering initiatives in the telecommunications segment; $5 million was reversed due to the actual loss on disposal of United Publishers Corporation ("UPC") being less than the estimated amount accrued in the publishing segment in December 1993 under the assumption that UPC would be shut down; and $6 million was utilized for nontelephone restructuring. Additionally, $40 million of reserves established in 1991 for severance costs were transferred to the pension liability as a result of the pension enhancements.

There were no significant cost savings as a result of business restructuring in the first six months of 1994. Since most of the employees that left NYNEX under the terms of the enhanced pension offering left in late June, the expense savings associated with this force reduction have not yet been realized. NYNEX expects to reduce its work force by a total of approximately 6,000 employees by the end of 1994 as re-engineering initiatives are implemented and as retirement incentives are offered to eligible employees.

SECOND QUARTER OF 1994 AS COMPARED TO SECOND QUARTER OF 1993

OPERATING REVENUES

Operating revenues for the quarter ended June 30, 1994 decreased
$52.7 million, or 1.6%, from the same period last year. A summary of revenues by segment is as follows:

UNAFFILIATED REVENUES BY SEGMENT:
(In millions)
                                              For the Three Months Ended
                                                June 30,        June 30,
                                                 1994            1993

    Telecommunications                          $2,859.4        $2,880.7
    Cellular                                       177.8           105.9
    Publishing                                     229.5           216.4
    Financial services                              22.8            24.8
    Other diversified operations                    22.1           136.5

Total Consolidated Operating Revenues           $3,311.6        $3,364.3








Form 10-Q Part I

                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

SECOND QUARTER OF 1994 AS COMPARED TO SECOND QUARTER OF 1993 (CONT'D)

OPERATING REVENUES (CONT'D)

Telecommunications
Telecommunications revenues for the second quarter of 1994 decreased
$21.3 million from the second quarter of 1993.

Local service revenues increased $40.5 million, or 2.5%, primarily due to:
(1) a net $64 million increase resulting from increased demand as evidenced by growth in access lines and growth in sales of calling features, (2) a $6 million increase in local service rates at New England Telephone primarily attributable to the implementation of the third transitional filing of a restructuring of Massachusetts rates effective April 14, 1994 and (3) a $3 million increase in local directory assistance revenues at New England
Telephone resulting from the reversal of previously deferred revenues pursuant to a regulatory agreement with the State of Massachusetts to offset expenses to enhance E911 systems. These increases were partially offset by a $34 million revenue reduction at New York Telephone pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above).

Long distance revenues decreased $11.6 million, or 4.1%, primarily due to decreased demand for private line services and wide area telecommunications services as a result of increased competition and customer shifts to lower priced services offered by the telephone subsidiaries, and a $4 million revenue reduction at New York Telephone pursuant to an NYSPSC order (see
STATE REGULATORY MATTERS above). In addition, there was an $8 million decrease in long distance rates at New England Telephone primarily attributable to the implementation of the third transitional filing of a restructuring of Massachusetts rates effective April 14, 1994. These decreases were partially offset by increased demand for message toll services, and a $2 million increase in long distance directory assistance revenues at New England Telephone resulting from the reversal of previously deferred revenues pursuant to a regulatory agreement with the State of Massachusetts to offset expenses to enhance E911 systems.

Network access revenues decreased $1.2 million. Special access revenues decreased $9 million primarily due to a reduction in rates, increased competition and customer shifts to lower priced services offered by the telephone subsidiaries. Switched access revenues increased $9 million as a result of increased usage, partially offset by a reduction in interstate rates, which included the phase-out of the equal access cost recovery charge, and by a $3 million revenue reduction at New York Telephone pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above).









Form 10-Q Part I

                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

SECOND QUARTER OF 1994 AS COMPARED TO SECOND QUARTER OF 1993 (CONT'D)

OPERATING REVENUES (CONT'D)

Other revenues decreased $49.0 million primarily due to the following at New York Telephone: (1) a $38 million reduction in revenues as ordered by the NYSPSC representing the second quarter deferral of the $153 million (see
STATE REGULATORY MATTERS above), and (2) a $7 million decrease due to the 1994 cessation of imputed revenues for procurement costs.

Cellular
Cellular revenues for the second quarter of 1994 increased $71.9 million, or 67.9%, over the second quarter of 1993. The segment's customer base for mobile telecommunications services continued to expand, increasing 65% as compared to the second quarter of 1993, including customers associated with the acquisition of a cellular property. This growth was spread across all cellular markets; however, customer growth was partially offset by a decline in average minutes of use per customer. Second quarter revenues include
$11.1 million as a result of the restructuring of the New York partnership.

Publishing
Publishing revenues for the second quarter of 1994 increased $13.1 million, or 6.1%, over the second quarter of 1993 primarily due to the publication of directories in the Czech Republic. In addition, Yellow Pages advertising revenues in the New England market increased as a result of higher prices.
These increases were partially offset by decreased revenues due to the sale of UPC in April 1994 as part of the 1993 business restructuring.

Financial Services
Financial services revenues for the second quarter of 1994 decreased
$2.0 million, or 8.1%, from the second quarter of 1993 principally due to a temporary lag in the growth of new investments in the leased asset portfolio.

Other Diversified Operations
Other diversified operations revenues for the second quarter of 1994 decreased $114.4 million, or 83.8%, from the second quarter of 1993 primarily attributable to NYNEX's exit from the information products and services business. The BIS Group Limited ("BIS") and AGS Computers, Inc. ("AGS") were sold in July 1993 and January 1994, respectively, and had contributed $123.5 million in revenues in the second quarter of 1993. These decreases were partially offset by growth in the customer base for international cable television and telephone operations.












Form 10-Q Part I
                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

SECOND QUARTER OF 1994 AS COMPARED TO SECOND QUARTER OF 1993 (CONT'D)

OPERATING EXPENSES

Operating expenses for the second quarter of 1994 were $3.1 billion, an increase of $372.2 million, or 13.8%, over the second quarter of 1993.
Operating expenses excluding Depreciation and amortization and Taxes other than income increased $404.1 million at the telephone subsidiaries and Telesector Resources Group, Inc. (collectively, the "telecommunications group"), principally due to a $335.1 million pretax charge for pension enhancements and associated postretirement medical benefits. Operating expenses excluding Depreciation and amortization and Taxes other than income decreased $68.4 million at NYNEX's subsidiaries other than the telecommunications group principally due to the sale of BIS and AGS, which had operating expenses of $127.4 million in the second quarter of 1993, and the transfer of Corporate employees into the telecommunications group as part of the single enterprise reorganization. The decrease was partially offset by increased costs associated with the continued expansion of the customer base for mobile telecommunications services, increased expenses related to the growth in the customer base for international cable television and telephone operations, and business development costs in other international operations.

At the telecommunications group, employee costs, consisting primarily of wages, payroll taxes, and employee benefits, increased $24.6 million. Wages and payroll taxes increased $20 million due to increases in salary and wage rates, additional labor costs due to ongoing service quality improvement initiatives, and a $5 million increase resulting from the transfer of Corporate employees into the telecommunications group as part of the single enterprise reorganization, partially offset by a reduction in the work force as a result of force reduction plans. In addition, benefit expenses increased $5 million due primarily to increased medical costs.

At the telecommunications group, all other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $44.4 million. The increase was due primarily to a $29 million increase in contracted and centralized services, which included a $13 million increase resulting from the transfer of Corporate employees into the telecommunications group as part of the single enterprise reorganization, a $14 million increase in bad debt expense recognized pursuant to provisions of the billing and collection contract primarily with AT&T, and a $9 million increase in the provision for uncollectible revenues, partially offset by a $9 million decrease due to the completion of equal access amortization in 1993.

Depreciation and amortization increased $39.4 million, or 6.3%, principally at the telecommunications group. There was a $21 million increase due to increased plant investment and a $16 million increase due to revised intrastate depreciation rates in Massachusetts effective July 1993.






Form 10-Q Part I
                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

SECOND QUARTER OF 1994 AS COMPARED TO SECOND QUARTER OF 1993 (CONT'D)

OPERATING EXPENSES (CONT'D)

Taxes other than income decreased $2.9 million, or 1.1%, principally due to a $4 million decrease in property taxes at New York Telephone resulting primarily from lower assessments of property value.

OTHER INCOME (EXPENSE) - NET

Other income (expense) - net for the second quarter of 1994 increased
$12.1 million over the second quarter of 1993. The increase was principally due to dividends received from Viacom Inc., a one-time payment to NYNEX
Mobile Communications Company ("NYNEX Mobile") from its New York partners related to restructure of the New York partnership, and higher expenses in the second quarter of 1993 for the interstate portion of call premiums and other charges associated with the refinancings of long-term debt. These increases were partially offset by increased minority interest expense and partnership losses in connection with investments in international ventures.

INTEREST EXPENSE

Interest expense for the second quarter of 1994 decreased $1.9 million, or 1.2%, from the second quarter of 1993. This decrease was principally due to a decline in average interest rates resulting from long-term debt refinancings in 1993 and increased average debt levels and higher expenses in the second quarter of 1993 for interest on customer overbillings.

INCOME TAXES

Income taxes for the second quarter of 1994 decreased $145.4 million, or 91.3%, from the same period last year. The decrease was principally due to a decrease in pretax income and a $21 million reduction in the deferred tax valuation allowance as a result of expected future capital gains arising from the planned disposition of certain cellular partnership interests as a result of the planned joint venture between NYNEX and Bell Atlantic Corporation
("Bell Atlantic") which would permit NYNEX to utilize capital losses generated by the exit from the information products and services business
(see OTHER MATTERS below).

















Form 10-Q Part I
                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993

OPERATING REVENUES

Operating revenues for the six months ended June 30, 1994 decreased
$99.6 million, or 1.5%, from the same period last year. A summary of revenues by segment is as follows:

UNAFFILIATED REVENUES BY SEGMENT:
(In millions)                                   For the Six Months Ended
                                                 June 30,       June 30,
                                                  1994            1993

    Telecommunications                          $5,728.5        $5,740.6
    Cellular                                       318.1           196.5
    Publishing                                     444.6           431.1
    Financial services                              50.6            46.5
    Other diversified operations                    43.1           269.8

Total Consolidated Operating Revenues           $6,584.9        $6,684.5

Telecommunications
Telecommunications revenues for the first six months of 1994 decreased $12.1 million from the first six months of 1993.

Local service revenues increased $86.1 million, or 2.7%, primarily due to
(1) a net $128 million increase resulting from increased demand as evidenced by growth in access lines, growth in sales of calling features and higher usage associated with the severe winter storms, (2) an $8 million increase in local service rates at New England Telephone primarily attributable to the implementation of the third transitional filing of a restructuring of Massachusetts rates effective April 14, 1994, (3) a $5 million increase due to a 1993 reduction in revenues associated with the reversal of a 1990 deferral of private line revenues at New York Telephone, (4) a $6 million increase primarily attributable to the 1994 reversal of revenues deferred in 1993 that were in excess of amounts required to be refunded to Rhode Island customers for 1993 overearnings pursuant to the Rhode Island price regulation trial at New England Telephone, and (5) a $5 million increase in local directory assistance revenues at New England Telephone resulting from the reversal of previously deferred revenues pursuant to a regulatory agreement with the State of Massachusetts to offset expenses to enhance E911 systems. These increases were partially offset by a $67 million revenue reduction at New York Telephone pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above).

Form 10-Q Part I

                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993

OPERATING REVENUES (CONT'D)

Long distance revenues decreased $9.9 million, or 1.8%, primarily due to decreased demand for private line services and wide area telecommunications services as a result of increased competition and customer shifts to lower priced services offered by the telephone subsidiaries, a $7 million revenue reduction at New York Telephone pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above), and a $12 million decrease in long distance rates at New England Telephone primarily attributable to the implementation of the third transitional filing of a restructuring of Massachusetts rates effective April 14, 1994. These decreases were partially offset by increased demand for message toll services, and a $5 million increase in long distance directory assistance revenues at New England Telephone resulting from the reversal of previously deferred revenues pursuant to a regulatory agreement with the State of Massachusetts to offset expenses to enhance E911 systems.

Network access revenues increased $11.0 million principally due to a $33 million increase in switched access revenues as a result of increased usage, partially offset by a reduction in interstate rates, which included the phase-out of the equal access cost recovery charge, and by a $6 million revenue reduction at New York Telephone pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above). Special access revenues declined
$18 million primarily due to a reduction in rates, increased competition and customer shifts to lower priced services offered by the telephone subsidiaries.

Other revenues decreased $99.3 million, primarily due to the following at New York Telephone: (1) a $77 million reduction in revenues as ordered by the NYSPSC representing the first and second quarter deferrals of the $153 million (see STATE REGULATORY MATTERS above), (2) a $24 million decrease attributable to the 1993 reversal of previously recorded reductions in revenues in connection with the phase out of ad valorem taxes on central office equipment, (3) a $7 million decrease due to the 1994 cessation of imputed revenues for procurement costs, and (4) a $10 million increase associated with the 1993 reversal of a 1992 deferral of revenues for concession service.

Cellular
Cellular revenues for the first six months of 1994 increased $121.6 million, or 61.9%, over the first six months of 1993. The segment's customer base for mobile telecommunications services continued to expand, increasing 65% as compared to the first six months of 1993, including customers associated with the acquisition of a cellular property. This growth was spread across all cellular markets; however, customer growth was partially offset by a decline in average minutes of use per customer. Revenues for the first six months of 1994 include $11.1 million as a result of the restructuring of the New York partnership.

Form 10-Q Part I

                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993 (CONT'D)

OPERATING REVENUES (CONT'D)

Publishing
Publishing revenues for the first six months of 1994 increased $13.5 million, or 3.1%, over the first six months of 1993 primarily due to the publication of directories in the Czech Republic. In addition, Yellow Pages advertising revenues in the New England market increased as a result of higher prices. These increases were partially offset by decreased revenues due to the sale of UPC in April 1994 as part of the 1993 business restructuring.

Financial Services
Financial services revenues for the first six months of 1994 increased
$4.1 million, or 8.8%, over the first six months of 1993, principally due to continued growth in the leased asset portfolio.

Other Diversified Operations
Other diversified operations revenues for the first six months of 1994 decreased $226.7 million, or 84.0%, from the first six months of 1993, primarily attributable to NYNEX's exit from the information products and services business. BIS and AGS were sold in July 1993 and January 1994, respectively, and had contributed $240.5 million in revenues in the first six months of 1993. These decreases were partially offset by growth in the customer base for international cable television and telephone operations.

OPERATING EXPENSES

Operating expenses for the first six months of 1994 were $5.7 billion, an increase of $398.7 million, or 7.5%, over the first six months of 1993.

Operating expenses excluding Depreciation and amortization and Taxes other than income increased $496.5 million at the telecommunications group, principally due to a $335.1 million pretax charge for pension enhancements and associated postretirement medical benefits. Operating expenses excluding Depreciation and amortization and Taxes other than income decreased
$148.7 million at NYNEX's subsidiaries other than the telecommunications group principally due to the sale of BIS and AGS, which had operating expenses of $249.7 million in the first six months of 1993, and the transfer of Corporate employees into the telecommunications group as part of the single enterprise reorganization. The decrease was partially offset by increased costs associated with the continued expansion of the customer base for mobile telecommunications services, increased expenses related to the growth in the customer base for international cable television and telephone operations, and business development costs in other international operations.

Form 10-Q Part I

                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993 (CONT'D)

OPERATING EXPENSES (CONT'D)

At the telecommunications group, employee costs, consisting primarily of wages, payroll taxes, and employee benefits, increased $85.4 million. Wages and payroll taxes increased $67 million due to increases in salary and wage rates, additional labor costs due to ongoing service quality improvement initiatives, and an $11 million increase resulting from the transfer of Corporate employees into the telecommunications group as part of the single enterprise reorganization, partially offset by a reduction in the work force as a result of force reduction plans. In addition, benefit expenses increased $18 million due primarily to increased medical costs.

At the telecommunications group, all other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $76.1 million. The increase was due primarily to a $48 million increase in contracted and centralized services, which included a $23 million increase resulting from the transfer of Corporate employees into the telecommunications group as part of the single enterprise reorganization, a $23 million increase in bad debt expense recognized pursuant to provisions of the billing and collection contract primarily with AT&T, a $15 million increase in the provision for uncollectible revenues, a $10 million increase in material and supply expenses, and a $7 million increase at New England Telephone resulting from capitalization in 1993 of certain 1992 engineering charges. Partially offsetting these increases was an $18 million decrease due to the completion of equal access amortization in 1993 and a $9 million decrease attributable to the reversal in 1993 of deferred inside wire expense recorded in 1991 and 1992 at New York Telephone.

Depreciation and amortization increased $76.2 million, or 6.1%, principally at the telecommunications group where there was a $38 million increase due to increased plant investment and a $33 million increase due to revised intrastate depreciation rates in Massachusetts effective July 1993.

Taxes other than income decreased $25.3 million, or 4.8%, principally due to a $28 million decrease in property taxes at New York Telephone resulting primarily from lower assessments of property value and an $8 million decrease in property taxes at New England Telephone primarily attributable to a reversal of a 1993 accrual as a result of unasserted municipal assessments. Partially offsetting these decreases were a $2 million increase in Massachusetts property taxes and a $2 million increase in New York State capital stock tax.

Form 10-Q Part I

                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993 (CONT'D)

OTHER INCOME (EXPENSE) - NET

Other income (expense) - net for the first six months of 1994 increased
$9.8 million over the first six months of 1993. This increase was principally due to dividends received from Viacom Inc., a one-time payment to NYNEX Mobile from its New York partners related to restructure of the New York partnership, and higher expenses in the first six months of 1993 for the interstate portion of call premiums and other charges associated with the refinancings of long-term debt. These increases were partially offset by increased minority interest expense and partnership losses in connection with investments in international ventures.

INTEREST EXPENSE

Interest expense for the first six months of 1994 decreased $11.7 million, or 3.5%, from the first six months of 1993. This decrease was principally due to a decline in average interest rates resulting from long-term debt refinancings in 1993 and increased average debt levels and higher expenses in the first six months of 1993 for interest on customer overbillings.

INCOME TAXES

Income taxes for the first six months of 1994 decreased $170.8 million, or 53.2%, from the same period last year. The decrease was principally due to a decrease in pretax income and a $33 million reduction in the deferred tax valuation allowance as a result of the development of tax planning strategies to utilize capital losses generated by the exit from the information products and services business, including expected future capital gains arising from the planned disposition of certain cellular partnership interests as a result of the planned joint venture between NYNEX and Bell Atlantic (see OTHER MATTERS below). These increases were partially offset by the enactment of the Revenue Reconciliation Act of 1993 on August 10, 1993, which increased the statutory corporate federal income tax rate from 34 percent to 35 percent retroactive to January 1, 1993.

CAPITAL RESOURCES AND LIQUIDITY

Capital expenditures increased $284.7 million, or 26.1%, over the first six months of 1993. During the first six months of 1994, NYNEX continued its capital expenditure program designed to meet the expanding needs for telecommunications services by upgrading the existing telecommunications network, including new construction, optical fiber and modernization at the telephone subsidiaries. The telephone subsidiaries funded their capital expenditures of $1.1 billion primarily through cash generated from operations, and it is expected that they will continue to do so. Capital expenditures in the first six months of 1994 also included the construction of cable television and telephone networks in the United Kingdom and the addition of 65 mobile cell sites.

Form 10-Q Part I

                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993 (CONT'D)

CAPITAL RESOURCES AND LIQUIDITY (CONT'D)

The pace of new investments in leased assets in the first six months of 1994 as compared to the first six months of 1993 declined at NYNEX Credit Company due to the timing of market opportunities in leveraged leases. Other investing activities for the first six months of 1994 included the receipt of proceeds from the exit from the information products and services business, the purchase of cellular properties, and continued investment in international ventures.

During the first six months of 1994, the net decrease in cash flows from issuances and repayments of commercial paper and short-term debt was due primarily to the issuance of long-term debt at New York Telephone. New York Telephone had cash flows from debt issuances of $593.5 million, primarily due to refinancings to obtain lower interest rates.

NYNEX Capital Funding Company had cash flows from the issuance of medium term notes of $124.5 million. The proceeds will be used to provide financing for NYNEX and the nontelephone subsidiaries. Repayment of long-term debt and capital leases includes $55.5 million at NYNEX Credit Company for debt repayment, $17.6 million at NYNEX for the debt related to the leveraged employee stock ownership plan, and $5.4 million at other NYNEX subsidiaries for capital lease payments. At June 30, 1994, New England Telephone and New York Telephone had $500 million and $250 million, respectively, of unissued, unsecured debt securities registered with the SEC.

NYNEX issued new shares of common stock and reissued treasury stock for employee savings plans, the Dividend Reinvestment and Stock Purchase Plan, stock option plans, and stock compensation plans, which increased equity by approximately $204 million and provided cash flows of $142 million in the first six months of 1994. NYNEX expects to continue issuing new shares and treasury shares for these plans as required.

Financing cash flows in 1994 included net funds of $122.4 million provided by a minority partner in the partnership formed in December 1993 for the network construction program in the United Kingdom. NYNEX expects to continue seeking funds for this network construction program through the formation of partnerships.

Pursuant to the indentures for certain of its debentures, New York Telephone has covenanted that it will not issue additional funded debt securities ranking equally with or prior to such debentures unless it has maintained an earnings coverage of 1.75 for interest charges for a period of any 12 consecutive months out of the 15 month period prior to the date of the proposed issuance. As a result of the 1993 business restructuring charges and the 1994 pension enhancements, New York Telephone does not currently meet the earnings coverage requirement.

Form 10-Q Part I
                              NYNEX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993 (CONT'D)

CAPITAL RESOURCES AND LIQUIDITY (CONT'D)

NYNEX has filed a registration statement with the SEC for the issuance of up to $900 million of debt and equity securities. The proceeds from the sale of securities would be used to provide funds to NYNEX and/or NYNEX's subsidiaries other than the telecommunications group for their respective general corporate purposes.

OTHER MATTERS

On June 30, 1994, NYNEX and Bell Atlantic announced the formation of a joint venture that will combine NYNEX's and Bell Atlantic's domestic cellular services properties and will bid in the Federal Communications Commission's auction of licenses for personal communications services ("PCS"). Initially, Bell Atlantic will own 62.35 percent of the joint venture and NYNEX will own
37.65 percent. NYNEX has the right to increase its share to 40 percent by contributing an additional $500 million to the joint venture. The transaction is expected to close in the second quarter of 1995. The joint venture will be controlled equally by both companies.

On March 24, 1994, NYNEX reached agreements with the Communications Workers of America and Local 2213 of the IBEW in New York to extend through August 8, 1998 the collective bargaining agreements that were to expire on August 5, 1995. The agreements were ratified in May 1994. On August 5, 1994, NYNEX tentatively reached a similar agreement with Locals of the IBEW in New England, subject to ratification by the union membership. Under the terms of the new agreements, there will be basic wage increases of 10.5% during the life of the agreements. Wages will increase 4.0% on August 6, 1995, 3.5% on August 4, 1996 and 3.0% on August 3, 1997. In 1997 there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of company-initiated "process change", an enhanced educational program and incentives to improve service quality.

The telephone subsidiaries currently account for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("Statement No. 71"). Statement No. 71 would no longer apply in the event that the recoverability of operating costs through rates becomes unlikely or uncertain, whether resulting from competitive effects or specific regulatory actions. NYNEX continuously assesses its position and the recoverability of its telecommunications assets with respect to Statement No. 71 and believes that Statement No. 71 still applies. However, it is possible that events in the industry and the markets in which NYNEX operates could change NYNEX's position in the near future. The impact of such a change would result in a material non-cash charge and would be reported as an extraordinary item. This charge would include: (1) the write-off of previously established regulatory assets and liabilities and (2) an adjustment to the carrying value of telephone plant if it is determined, using a projected cash flow approach, that impairment exists. It is not practicable to estimate the charge at this time due to the effect of possible regulatory settlements that would affect the recovery of asset balances should subsequent events require discontinuance of Statement No. 71.

Form 10-Q Part II

                              NYNEX CORPORATION

                         PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

           On May 20, 1994, the United States Court of Appeals for the Second Circuit affirmed the dismissal of a lawsuit filed by Wegoland Ltd. and Howard Weiner against NYNEX Corporation ("NYNEX"), certain of its subsidiaries and certain present and former officers of those companies.

           On August 8, 1994, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") filed an antitrust lawsuit against American Telephone and Telegraph Company ("AT&T") and McCaw Cellular Communications Inc. ("McCaw"), seeking to enjoin the proposed merger of AT&T and McCaw. The lawsuit, filed in the United States District Court for the Eastern District of New York, alleges, among other things, that the merger would violate provisions of the Clayton Act and would give AT&T the incentive to use its power as a manufacturer to limit competition in the cellular industry.

           See also Part II, ITEM 1 in NYNEX's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

ITEM 4.    Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Share Owners of NYNEX was held on May 4, 1994.
     The following Directors were re-elected to the Board by the indicated
     votes:
                            For          % *     Withheld      % *
John Brademas           332,935,613    96.97%   10,407,592    3.03%
William C. Ferguson     331,439,436    96.53%   11,903,769    3.47%
Elizabeth T. Kennan     333,306,636    97.08%   10,036,569    2.92%
Frederic V. Salerno     332,245,307    96.77%   11,097,898    3.23%
John R. Stafford        333,590,908    97.16%    9,752,297    2.84%
     *  % of shares voted

     The following Directors had terms of office as Directors continuing after the date of the Annual Meeting:

         Stanley P. Goldstein    John J. Creedon      Walter V. Shipley
         Edward E. Phillips      Helene L. Kaplan     Randolph W. Bromery
         Ivan G. Seidenberg

Form 10-Q Part II

                              NYNEX CORPORATION

                         PART II - OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders (Cont'd)
     The appointment of the firm of Coopers & Lybrand as independent auditors was ratified by the indicated vote:

                                                    % of Shares Voted

     For:           334,195,759 shares                   97.33%

     Against:         6,141,841 shares                    1.79%

     Abstain:         3,005,605 shares                    0.88%

     The NYNEX 1995 Long Term Incentive Plan was ratified by the indicated vote:

                                                    % of Shares Voted

     For:           266,525,755 shares                   77.63%

     Against:        70,189,659 shares                   20.44%

     Abstain:         6,627,791 shares                    1.93%

     In addition, the following matters were submitted to a vote of Share
     Owners and the votes tabulated as indicated:

Share Owner Proposals
1.  To require the repeal of Board Classification

                                                    % of Shares Voted

     For:           108,848,530 shares                   35.34%

     Against:       190,804,694 shares                   61.95%

     Abstain:         8,334,766 shares                    2.71%

     Non-Vote:       35,355,215 shares

Form 10-Q Part II

                              NYNEX CORPORATION

                         PART II - OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders (Cont'd)
2.  To require a listing of corporate contributions in the Annual Report

                                                    % of Shares Voted

     For:            48,338,616 shares                   15.69%

     Against:       249,686,739 shares                   81.07%

     Abstain:         9,962,635 shares                    3.24%

     Non-Vote:       35,355,215 shares

3.  To require that the number of director nominees be increased

     For:            32,793,024 shares                   10.65%

     Against:       267,459,970 shares                   86.84%

     Abstain:         7,734,996 shares                    2.51%

     Non-Vote:       35,355,215 shares

4.  To require the formation of a Board health care committee

     For:            28,952,914 shares                    9.40%

     Against:       267,421,328 shares                   86.83%

     Abstain:        11,613,748 shares                    3.77%

     Non-Vote:       35,355,215 shares

5.  To require the formation of a facilities closure committee

     For:            34,192,244 shares                   11.10%

     Against:       261,473,565 shares                   84.90%

     Abstain:        12,322,181 shares                    4.00%

     Non-Vote:       35,355,215 shares

Form 10-Q Part II

                              NYNEX CORPORATION

                         PART II - OTHER INFORMATION

ITEM 5.    Other Information

           State Regulatory Matters

           Maine. The Maine Public Utilities Commission ("MPUC") has commenced an investigation into alternative forms of regulation, in lieu of traditional rate of return regulation, for New England Telephone and Telegraph Company ("New England Telephone"). The MPUC has also initiated, on a parallel track, a proceeding with regard to competition, interconnection and the unbundling of tariffed services.

           Rhode Island. On June 15, 1994, the Rhode Island Public Utilities Commission approved a 1993 shared earnings credit of $485,000 pursuant to the Rhode Island price regulation trial. In July 1994, New England Telephone issued the 1993 shared earnings credit to Rhode Island customers.

           Federal Regulatory Matters

           In June 1994, the Federal Communications Commission ("FCC") completed a review of the performance of local exchange carriers ("LECs") during the initial period of price cap regulation.
           New England Telephone and New York Telephone Company (collectively, the "telephone subsidiaries") filed comments advocating price cap and access reform to keep pace with the intensifying competitive environment. Among other things, the telephone subsidiaries recommended increased pricing flexibility, elimination of sharing and low end adjustment mechanisms, and reduction of the productivity factor. An FCC decision is pending.

           On June 10, 1994, the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") overturned the FCC's requirement that LECs allow collocation, on a physical or "virtual" basis, of third parties' transmission equipment in the LECs' central offices. On July 14, 1994, the FCC, on remand from the Court of Appeals, modified its virtual collocation requirement and directed the LECs to file compliance tariffs by September 1, 1994, to be effective December 15, 1994.

           On July 8, 1994, New England Telephone requested FCC authority to provide commercial video dialtone service in communities in Massachusetts and Rhode Island, and to construct the necessary video facilities.

Form 10-Q Part II

                              NYNEX CORPORATION

                         PART II - OTHER INFORMATION

ITEM 5.    Other Information (Cont'd)

           Federal Regulatory Matters (Cont'd)


           On July 12, 1994, the Court of Appeals reversed the FCC's order that had denied price cap LECs, including the telephone subsidiaries, recovery in interstate rates of increased costs of other postretirement employee benefits, resulting from the implementation of Statement of Financial Accounting Standards
           No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Court remanded the matter to the FCC for further proceedings.

           See, also, discussion of STATE REGULATORY MATTERS and FEDERAL REGULATORY MATTERS in Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, which are incorporated herein by reference.

           Operations under the Modification of Final Judgment ("MFJ")

           On July 6, 1994, NYNEX, Bell Atlantic, BellSouth Corporation and Southwestern Bell Corporation filed a motion in the United States District Court for the District of Columbia to vacate the MFJ.

Form 10-Q Part II

                              NYNEX CORPORATION

                         PART II - OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits.

           Exhibit
           Number

           (10) Joint venture formation agreement dated as of June 29, 1994, between NYNEX and Bell Atlantic.


(b)        Reports on Form 8-K.

           No Report on Form 8-K was filed by the registrant during the quarter for which this report is filed.

Form 10-Q

                              NYNEX CORPORATION









                                  SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         NYNEX CORPORATION



                                       s/P. M. Ciccone

                                         P. M. Ciccone
                                         Vice President and Comptroller
                                         (Principal Accounting Officer)







August 10, 1994