Form 10-Q/A
period 1994-06-30
NYNEX CORP
filed 1994-10-31
CIK 732714

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






                       AMENDMENT NO.1

The registrant hereby amends the Form 10-Q for the quarterly period ended June 30, 1994, to correct an error by the outside actuary of the of the registrant in calculating the cost of pension enhancements, as set forth in "Part 1 - Financial Information" attached hereto.

The effect of the correction on net income for the second quarter was a decrease of $73.5 million, or $.18 per share, net of income tax of $40.5 million.

Form 10-Q/A Part I      PART I - FINANCIAL INFORMATION

                      NYNEX CORPORATION
   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
     (In millions, except per share amounts) (Unaudited)

                                    Three Months         Six Months
For the Period Ended June 30,      1994 #     1993      1994 #     1993
OPERATING REVENUES
 Local service                  $1,658.5     $1,618.0  $3,288.4  $3,202.3
 Long distance                     269.7        281.3     550.7     560.6
 Network access                    844.8        846.0   1,709.0   1,698.0
 Other                             538.6        619.0   1,036.8   1,223.6
  Total operating revenues       3,311.6      3,364.3   6,584.9   6,684.5
OPERATING EXPENSES
 Maintenance and support           744.8        743.5   1,514.1   1,463.3
 Depreciation and amortization     663.9        624.5   1,315.9   1,239.7
 Marketing and customer services   359.2        345.4     699.4     663.6
 Taxes other than income           255.9        258.8     504.9     530.2
Selling,general and administrative 953.1        533.3   1,438.5   1,061.2
 Other                             205.5        190.7     387.4     389.5
  Total operating expenses       3,182.4      2,696.2   5,860.2   5,347.5
Operating income                   129.2        668.1     724.7   1,337.0
Other income (expense) - net         7.5         (4.6)     (1.6)    (11.4)
Interest expense                   162.1        164.0     321.7     333.4
Earnings before income taxes and
 cumulative effect of change in
 accounting principle             (25.4)        499.5     401.4     992.2
Income taxes
 Federal                          (53.1)        137.4      60.3     272.8
 State, local and other            26.5          21.9      49.3      48.1
  Total income taxes              (26.6)        159.3     109.6     320.9
Earnings before cumulative effect
 of change in accounting principle  1.2         340.2     291.8     671.3
Cumulative effect of change in
 accounting for postemployment
 benefits, net of taxes               -            -          -    (123.5)*
NET INCOME                     $   1.2        $ 340.2   $ 291.8   $ 547.8 *
Earnings per share before cumulative
 effect of change in accounting
 principle                    $    .00       $    .82   $   .70  $   1.62
Cumulative effect per share of change
 in accounting principle             -              -         -      (.30)*
Earnings per share            $    .00        $   .82   $   .70     $1.32
Weighted average number of shares
 outstanding                     418.9          412.4     417.2     412.6
Dividends declared per share  $    .59        $   .59   $  1.18  $   1.18

Retained earnings
 Beginning of period          $2,437.4       $3,925.6* $2,388.3  $3,958.7
  Net income                       1.2          340.2     291.8     547.8 *
  Dividends declared            (247.9)        (243.4)   (494.2)   (486.4)
  Other                            9.8            1.8      14.6       4.1
 End of period                $2,200.5       $4,024.2* $2,200.5  $4,024.2 *

#Second quarter 1994 amounts have been restated to correct an error by the outside actuary of the registrant in calculating the cost of pension enhancements.
*Restated to reflect the adoption of Statement of Financial
  Accounting Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.
See accompanying notes to consolidated financial statements.
                             -2-

Form 10-Q/A Part I          NYNEX CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                              (In millions)
                                             June 30,  December 31,
                                               1994 #      1993
ASSETS                                    (Unaudited)

Current assets:
 Cash and temporary cash investments     $   133.4    $   157.8
 Receivables (net of allowance of $213.1
  and $210.2, respectively)                2,441.8      2,439.1
 Inventories                                 150.4        169.2
 Prepaid expenses                            378.5        306.2
 Deferred charges and other current assets   642.0        849.4
   Total current assets                    3,746.1      3,921.7
Property, plant and equipment - at cost    34,933.8     33,969.4
 Less:  accumulated depreciation          (14,577.4)   (13,719.4)
                                           20,356.4     20,250.0
Deferred charges and other assets           5,325.3      5,286.7
     Total Assets                         $29,427.8    $29,458.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                         $ 2,385.5    $ 2,853.3
 Short-term debt                            3,036.6      3,190.1
 Other current liabilities                    739.0        763.3
   Total current liabilities                6,161.1      6,806.7
Long-term debt                              6,995.7      6,937.8
Deferred income taxes                       3,277.5      3,545.0
Unamortized investment tax credits            333.0        360.3
Other long-term liabilities and
 deferred credits                           4,220.6      3,393.1
     Total liabilities                     20,987.9     21,042.9

Commitments and contingencies [Notes (d) and (e)]
Stockholders' equity:
 Preferred stock - $1 par value                 -            -
  shares authorized:  70,000,000
  shares issued:  None
 Preferred stock-Series A Junior Participating  -            -
  - $1 par value
  shares authorized:  5,000,000
  shares issued:  None
 Common stock - $1 par value                  436.5        431.1
  shares authorized:  750,000,000
  shares issued:
   at June 30, 1994 - 436,450,858
   at December 31, 1993 - 431,080,155
 Additional paid-in capital                 6,821.1      6,624.5
 Retained earnings                          2,200.5      2,388.3
 Treasury stock (16,173,699 and 16,215,353
  shares, respectively, at cost)             (646.4)      (648.1)
 Deferred compensation - LESOP Trust         (371.8)      (380.3)
   Total stockholders' equity               8,439.9      8,415.5
     Total Liabilities and Stockholders'
      Equity                              $29,427.8    $29,458.4

#Second quarter 1994 amounts have been restated to correct an error by the outside actuary of the registrant in calculating the cost of pension enhancements.
See accompanying notes to consolidated financial statements.
                             -3-

Form 10-Q/A Part I           NYNEX CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions) (Unaudited)
For the Six Months Ended June 30,              1994 #       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $  291.8    $  547.8 *
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization              1,315.9     1,239.7
  Amortization of unearned lease income-net    (43.6)      (40.3)
  Allowance for funds used during construction-
   equity component                            (14.0)      (15.6)
  Changes in operating assets and liabilities:
     Receivables                                (2.7)       22.1
     Inventories                                18.7       (19.6)
     Prepaid expenses                          (72.3)      (34.1)
     Deferred charges and other current assets 207.4       (97.6)
     Accounts payable                         (471.0)     (216.3)*
     Other current liabilities                 (24.3)     (168.4)
  Deferred income taxes and Unamortized
   investment tax credits                     (294.8)      109.3 *
  Other long-term liabilities and
                  deferred credits             700.6       185.4 *
  Other-net                                    (62.4)       74.6
     Total adjustments                       1,257.5     1,039.2
Net cash provided by operating activities    1,549.3     1,587.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                        (1,376.3)   (1,091.6)
Investment in leased assets                    (14.4)     (144.9)
Cash received from leasing activities           34.9        33.9
Other investing activities-net                  63.0       (78.2)
Net cash used in investing activities       (1,292.8)   (1,280.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of commercial paper
  and short-term debt                       10,421.7     5,340.4
Repayment of commercial paper
  and short-term debt                      (11,166.6)   (5,016.7)
Issuance of long-term debt                     718.0       893.6
Repayment of long-term debt and capital leases (80.2)     (115.2)
Debt refinancings and call premiums              -        (859.5)
Issuance of common stock                       142.4        27.1
Purchase of treasury stock                       -         (92.3)
Dividends paid                                (438.6)     (483.0)
Minority interest                              122.4          -
Net cash used in financing activities         (280.9)     (305.6)

Net (decrease) increase in Cash and temporary
 cash investments                              (24.4)        0.6
Cash and temporary cash investments at
 beginning of period                           157.8        88.9
Cash and temporary cash investments at
 end of period                              $  133.4    $   89.5

#Second quarter 1994 amounts have been restated to correct an error by the outside actuary of the registrant in calculating the cost of pension enhancements.
*Restated to reflect the adoption of Statement of Financial
  Accounting Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.
See accompanying notes to consolidated financial statements.

Form 10-Q/A Part I
                      NYNEX CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

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

Form 10-Q/A Part I
                      NYNEX CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                         (Unaudited)

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

                                        For the            For the
                                Three Months Ended   Six Months Ended
                                June 30,  June 30,   June 30,  June 30,
(In millions)                     1994      1993      1994      1993
OPERATING INCOME:
  Telecommunications              $145.3   $704.4   $757.7  $1,397.7
  Cellular                          13.1     18.7     23.1      31.4
  Publishing                        25.7     15.3     41.0      34.9
  Financial services                17.5     18.6     38.9      35.0
  Other diversified operations     (32.8)   (16.8)   (53.0)    (33.0)

Total operating income by segment   168.8    740.2    807.7  1,466.0
  Adjustments/Eliminations           0.4      4.5     (2.1)      4.7
  Corporate expenses               (40.0)   (76.6)   (80.9)   (133.7)
Operating Income                   $129.2   $668.1   $724.7 $1,337.0

                             -6-

Form 10-Q/A Part I
                      NYNEX CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                         (Unaudited)

(g) SEGMENT INFORMATION (CONT'D)

Cellular operating income includes certain amounts that are subsequently paid out to minority shareholders. Minority interest expense for the cellular segment for the second quarter of 1994 and 1993 was $12.5 and $12.0 million, respectively, and for the six months ended June 30, 1994 and 1993 was $26.1 and $21.2 million, respectively.

                                        June 30,       June 30,
(In millions)                             1994           1993


IDENTIFIABLE ASSETS:

 Telecommunications                  $24,750.5        $24,316.1
 Cellular                                751.0            562.8
 Publishing                              550.0            522.5
 Financial services                    1,505.8          1,368.3
 Other diversified operations          1,868.8          1,833.2

Total identifiable assets by segment  29,426.1         28,602.9
 Adjustments/Eliminations             (1,429.4)          (918.1)
 Investment in unconsolidated subsidiary  29.5             29.7
 Corporate assets                      1,401.6            207.2

Total Assets                          $29,427.8       $27,921.7


Form 10-Q/A Part I
                      NYNEX CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

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

Form 10-Q/A Part I
                      NYNEX CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

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

Form 10-Q/A Part I
                      NYNEX CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING


Second quarter 1994 results include approximately $449 million of pretax charges ($291 million after-tax) for pension enhancements, primarily in the telecommunications segment, for approximately 2,100 management and 1,900 nonmanagement employees who elected during the quarter to leave NYNEX under retirement incentives. A portion of the year-end 1993 accrual for severance was utilized on a per employee basis, and the incremental costs of the pension enhancements were recorded. The retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 16,800 by the end of 1996. The components of the $449 million pretax charges are: $286 million ($186 million after-tax) for pension enhancements, and $163 million ($105 million after-tax) for associated postretirement medical benefits.


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

Form 10-Q/A Part I
                      NYNEX CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (CONT'D)

reserves by $255 million as follows: $130 million of reserves established for severance were transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued for; $15 million was utilized for other retiree costs; $40 million was utilized for the exit from the information products and services business; $18 million was utilized for developing a single "NYNEX" brand identity; $29 million was utilized for systems re-engineering; $12 million was utilized for other costs related to various re-engineering initiatives in the telecommunications segment; $5 million was reversed due to the actual loss on disposal of United Publishers Corporation ("UPC") being less than the estimated amount accrued in the publishing segment in December 1993 under the assumption that UPC would be shut down; and $6 million was utilized for nontelephone restructuring. Additionally, $40 million of reserves established in 1991 for severance costs were transferred to the pension liability as a result of the pension enhancements.

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

Form 10-Q/A Part I
                      NYNEX CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

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

Form 10-Q/A Part I
                      NYNEX CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

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

Form 10-Q/A Part I
                      NYNEX CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

SECOND QUARTER OF 1994 AS COMPARED TO SECOND QUARTER OF 1993
(CONT'D)

OPERATING EXPENSES


Operating expenses for the second quarter of 1994 were $3.2 billion, an increase of $486.2 million, or 18.0%, over the second quarter of 1993. Operating expenses excluding Depreciation and amortization and Taxes other than income increased $518.1 million at the telephone subsidiaries and Telesector Resources Group, Inc. (collectively, the "telecommunications group"), principally due to a $449.1 million pretax charge for pension enhancements and associated postretirement medical benefits. Operating expenses excluding Depreciation and amortization and Taxes other than income decreased $68.4 million at NYNEX's subsidiaries other than the telecommunications group principally due to the sale of BIS and AGS, which had operating expenses of $127.4 million in the second quarter of 1993, and the transfer of Corporate employees into the telecommunications group as part of the single enterprise reorganization. The decrease was partially offset by increased costs associated with the continued expansion of the customer base for mobile telecommunications services, increased expenses related to the growth in the customer base for international cable television and telephone operations, and business development costs in other international operations.


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

Form 10-Q/A Part I
                      NYNEX CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

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

INCOME TAXES


Income taxes for the second quarter of 1994 decreased
$185.9 million from the same period last year. The decrease was principally due to a decrease in pretax income and a $21 million reduction in the deferred tax valuation allowance as a result of expected future capital gains arising from the planned disposition of certain cellular partnership interests as a result of the planned joint venture between NYNEX and Bell Atlantic Corporation ("Bell Atlantic") which would permit NYNEX to utilize capital losses generated by the exit from the information products and services business (see OTHER MATTERS below).

Form 10-Q/A Part I
                      NYNEX CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

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

Form 10-Q/A Part I
                      NYNEX CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

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

Form 10-Q/A Part I
                      NYNEX CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

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

OPERATING EXPENSES


Operating expenses for the first six months of 1994 were $5.9 billion, an increase of $512.7 million, or 9.6%, over the first six months of 1993.

Operating expenses excluding Depreciation and amortization and Taxes other than income increased $610.5 million at the telecommunications group, principally due to a $449.1 million pretax charge for pension enhancements and associated postretirement medical benefits. Operating expenses excluding Depreciation and amortization and Taxes other than income decreased $148.7 million at NYNEX's subsidiaries other than the telecommunications group principally due to the sale of BIS and AGS, which had operating expenses of $249.7 million in the first six months of 1993, and the transfer of Corporate employees into the telecommunications group as part of the single enterprise reorganization. The decrease was partially offset by increased costs associated with the continued expansion of the customer base for mobile telecommunications services, increased expenses related to the growth in the customer base for international cable television and telephone operations, and business development costs in other international operations.


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

Form 10-Q/A Part I
                      NYNEX CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

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

Form 10-Q/A Part I
                      NYNEX CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

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

INCOME TAXES


Income taxes for the first six months of 1994 decreased $211.3 million, or 65.8%, from the same period last year.
The decrease was principally due to a decrease in pretax income and a $33 million reduction in the deferred tax valuation allowance as a result of the development of tax planning strategies to utilize capital losses generated by the exit from the information products and services business, including expected future capital gains arising from the planned disposition of certain cellular partnership interests as a result of the planned joint venture between NYNEX and Bell Atlantic (see OTHER MATTERS below). These increases were partially offset by the enactment of the Revenue Reconciliation Act of 1993 on August 10, 1993, which increased the statutory corporate federal income tax rate from 34 percent to 35 percent retroactive to January 1, 1993.


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

Form 10-Q/A Part I
                      NYNEX CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

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

Form 10-Q/A Part I
                      NYNEX CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

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

On March 24, 1994, NYNEX reached agreements with the Communications Workers of America and Local 2213 of the IBEW in New York to extend through August 8, 1998 the collective bargaining agreements that were to expire on August 5, 1995. The agreements were ratified in May 1994. On August 5, 1994, NYNEX tentatively reached a similar agreement with Locals of the IBEW in New England, subject to ratification by the union membership. Under the terms of the new agreements, there will be basic wage increases of 10.5% during the life of the agreements. Wages will increase 4.0% on August 6, 1995, 3.5% on August 4, 1996 and 3.0% on August 3, 1997. In 1997 there mry also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of company-initiated "process change", an enhanced educational program and incentives to improve service quality.

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

Form 10-Q/A
                      NYNEX CORPORATION









                         SIGNATURES





     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  NYNEX CORPORATION




                                  P.M. Ciccone

                                  P. M. Ciccone
                                  Vice President and Comptroller
                                  (Principal Accounting Officer)


















October 31, 1994