Form 10-Q
period 1994-09-30
NYNEX CORP
filed 1994-11-09
CIK 732714

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark one)

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994

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

At October 31, 1994, 422,076,088 common shares were outstanding.

Form 10-Q Part I             PART I - FINANCIAL INFORMATION
                        NYNEX CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
       (In millions, except per share amounts) (Unaudited)

                                     Three Months        Nine Months
For the Period Ended September 30, 1994      1993      1994      1993
OPERATING REVENUES
 Local service                    $1,649.5  $1,627.3  $4,937.9  $4,829.6
 Long distance                       272.6     287.3     823.3     847.9
 Network access                      857.7     837.2   2,566.7   2,535.2
 Other                               551.0     578.6   1,587.8   1,802.2
  Total operating revenues         3,330.8   3,330.4   9,915.7  10,014.9
OPERATING EXPENSES
 Maintenance and support             786.7     757.0   2,300.8   2,220.3
 Depreciation and amortization       647.2     639.4   1,963.1   1,879.1
 Marketing and customer services     356.9     357.3   1,056.3   1,020.9
 Taxes other than income             241.3     244.2     746.2     774.4
 Selling, general and administrative 509.1     479.1   1,947.6   1,540.3
 Other                               206.6     207.9     594.0     597.4
  Total operating expenses         2,747.8   2,684.9   8,608.0   8,032.4
Operating income                     583.0     645.5   1,307.7   1,982.5
Other income (expense) - net           7.8     (13.5)      6.2     (24.9)
Interest expense                     171.5     161.0     493.2     494.4
Earnings before income taxes and
 cumulative effect of change in
 accounting principle                419.3     471.0     820.7   1,463.2
Income taxes
 Federal                              90.9     151.1     151.2     423.9
 State, local and other               25.9      21.6      75.2      69.7
  Total income taxes                 116.8     172.7     226.4     493.6
Earnings before cumulative effect
 of change in accounting principle   302.5     298.3     594.3     969.6
Cumulative effect of change in
 accounting for postemployment
 benefits, net of taxes                -         1.8*       -     (121.7)*
NET INCOME                        $  302.5  $  300.1* $  594.3   $ 847.9 *
Earnings per share before cumulative
 effect of change in accounting
 principle                        $    .72  $   .72   $   1.42   $  2.35
Cumulative effect per share of
 change  in accounting principle       -        .01*       -        (.30)*
Earnings per share                $    .72  $   .73   $   1.42   $  2.05
Weighted average number of shares
 outstanding                         421.1    412.8      418.0     412.6
Dividends declared per share      $    .59  $   .59   $   1.77   $  1.77
Retained earnings
 Beginning of period              $2,274.0  $4,024.2* $2,388.3  $3,958.7
 Prior period adjustment
 (Note (h))                          (73.5)      -       -          -
 Beginning retained
   earnings-adjusted                2,200.5  4,024.2    2,388.3   3,958.7
  Net income                          302.5    300.1*     594.3     847.9 *
  Dividends declared                 (248.9)  (243.6)    (743.1)   (730.0)
  Stock dividend                       -      (206.4)       -      (206.4)
  Other                                 5.4     (1.3)      20.0       2.8
 End of period                     $2,259.5  $3,873.0* $2,259.5  $3,873.0 *

*Restated to reflect the adoption of Statement of Financial
  Accounting Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.
  See accompanying notes to consolidated financial statements.
                               -2-

Form 10-Q Part I             NYNEX CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                          (In millions)

                                         September 30, December 31,
                                            1994          1993
ASSETS                                   (Unaudited)
Current assets:
 Cash and temporary cash investments   $   112.1   $    157.8
 Receivables (net of allowance of $220.0
  and $210.2, respectively)              2,496.5      2,439.1
 Inventories                               160.8        169.2
 Prepaid expenses                          413.3        306.2
 Deferred charges and other current assets 649.8        849.4
   Total current assets                  3,832.5      3,921.7
Property, plant and equipment - at cost 35,331.3     33,969.4
 Less:  accumulated depreciation       (14,882.2)   (13,719.4)
                                        20,449.1     20,250.0
Deferred charges and other assets        5,471.9      5,286.7
     Total Assets                      $29,753.5    $29,458.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                      $ 2,362.2    $ 2,853.3
 Short-term debt                         3,007.3      3,190.1
 Other current liabilities                 637.3        763.3
   Total current liabilities             6,006.8      6,806.7
Long-term debt                           7,165.7      6,937.8
Deferred income taxes                    3,261.0      3,545.0
Unamortized investment tax credits         319.4        360.3
Other long-term liabilities
 and deferred credits                    4,435.9      3,393.1
     Total liabilities                  21,188.8     21,042.9

Commitments and contingencies [Notes (d) and (e)]
Stockholders' equity:
 Preferred stock - $1 par value               -            -
  shares authorized:  70,000,000
  shares issued:  None
 Preferred stock - Series A Junior Participating -         -
  - $1 par value
  shares authorized:  5,000,000
  shares issued:  None
 Common stock - $1 par value               438.0        431.1
  shares authorized:  750,000,000
  shares issued:
   at September 30, 1994 - 438,015,890
   at December 31, 1993 - 431,080,155
 Additional paid-in capital              6,880.0      6,624.5
 Retained earnings                       2,259.5      2,388.3
 Treasury stock (16,125,836 and 16,215,353
  shares, respectively, at cost)          (645.2)      (648.1)
 Deferred compensation - LESOP Trust      (367.6)      (380.3)
     Total stockholders' equity           8,564.7      8,415.5
      Total Liabilities and Stockholders'
       Equity                           $29,753.5    $29,458.4

  See accompanying notes to consolidated financial statements.

                               -3-

Form 10-Q Part I             NYNEX CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions) (Unaudited)

For the Nine Months Ended September 30,        1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $  594.3  $  847.9 *
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization              1,963.1   1,879.1
  Amortization of unearned lease income-net    (61.4)    (62.0)
  Allowance for funds used during construction-
   equity component                            (21.2)    (23.4)
  Changes in operating assets and liabilities:
   Receivables                                 (57.4)     19.1
   Inventories                                   8.4      (4.5)
   Prepaid expenses                           (107.1)    (58.2)
   Deferred charges and other current assets   199.6    (100.5)*
   Accounts payable                           (495.2)   (192.2)*
   Other current liabilities                  (126.0)    (28.8)
  Deferred income taxes and Unamortized
   investment tax credits                     (325.0)    264.9 *
  Other long-term liabilities
   and deferred credits                       880.6       4.1 *
  Other-net                                   (68.2)    (18.9)
     Total adjustments                      1,790.2   1,678.7
Net cash provided by operating activities   2,384.5   2,526.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                        (2,119.5) (1,738.4)
Investment in leased assets                    (44.7)   (154.8)
Cash received from leasing activities           48.6      45.6
Other investing activities-net                 (14.8)     21.0
Net cash used in investing activities       (2,130.4) (1,826.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of commercial paper
  and short-term debt                       15,352.5   8,056.4
Repayment of commercial paper
  and short-term debt                      (16,116.6) (7,759.1)
Issuance of long-term debt                     898.7   1,435.9
Repayment of long-term debt
 and capital leases                           (105.2)   (120.2)
Debt refinancings and call premiums               -   (1,534.4)
Issuance of common stock                       176.2      43.9
Purchase of treasury stock                        -      (92.3)
Dividends paid                                (660.1)   (726.3)
Minority interest                              154.7         -
Net cash used in financing activities         (299.8)   (696.1)

Net (decrease) increase in Cash and temporary
 cash investments                             (45.7)      3.9
Cash and temporary cash investments at
 beginning of period                          157.8      88.9
Cash and temporary cash investments at
 end of period                             $  112.1  $   92.8

*Restated to reflect the adoption of Statement of Financial
  Accounting Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

  See accompanying notes to consolidated financial statements.


                               -4-
Form 10-Q Part I
                        NYNEX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements have been prepared by NYNEX Corporation ("NYNEX") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1993 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the NYNEX 1993 Annual Report on Form 10-K and the current year's previously issued Quarterly Reports on Form 10-Q.

(b) CASH AND TEMPORARY CASH INVESTMENTS - NYNEX's cash management policy is to make funds available in banks when checks are presented. At September 30, 1994, NYNEX had recorded in Accounts payable checks outstanding but not yet presented for payment of $195.8 million.

(c) ADOPTION OF FINANCIAL ACCOUNTING STANDARDS - Effective January 1, 1994, NYNEX adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). The effect of implementing Statement No. 115 on NYNEX's results of operations and financial position was not significant.

(d) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters, including affiliate transaction issues in New York Telephone Company's ("New York Telephone") 1990 intrastate rate case, service issues in New York Telephone's incentive regulation proceeding and other matters, may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of September 30, 1994, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $256 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

(e) LITIGATION AND OTHER CONTINGENCIES - It is probable that local tax claims aggregating approximately $215 million in tax and $144 million in associated interest will be asserted against New York Telephone for the period 1983 through the third quarter of 1994. The claims relate to the taxability of New York Telephone's interstate and intrastate network access revenues. The current status is that these matters have been identified as possible audit adjustments by the taxing authority, and New York Telephone is presenting its arguments against those adjustments. While New York Telephone's counsel cannot give assurance as to the outcome, counsel believes that New York Telephone has strong legal positions in these matters.

                               -5-
Form 10-Q Part I
                        NYNEX CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                           (Unaudited)

(e) LITIGATION AND OTHER CONTINGENCIES (CONT'D)

Various other legal actions and regulatory proceedings are pending that may affect NYNEX, including matters involving
Racketeer Influenced and Corrupt Organizations Act, antitrust, tort, contract and tax deficiency claims.

While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on NYNEX's financial position but could have a material effect on annual operating results.

(f) SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":
                                                    For the
                                               Nine Months Ended
                                                  September 30,
(In millions)                                   1994     1993
Income tax payments                           $395.3   $472.6
Interest payments                             $445.3   $452.7
Additions to property, plant and
 equipment under capital lease obligations    $ 10.6      -
Common Stock issued for Dividend Reinvestment
 and Stock Purchase Plan and
 stock compensation plans                     $ 88.9    $ 3.6

(g) SEGMENT INFORMATION - The following table sets forth summary financial information by business segment. Information regarding operating revenues by business segment is presented in
Management's Discussion and Analysis of Financial Condition and
Results of Operations on pages 14-16 and 18-20.  Total
intersegment sales for the third quarter of 1994 and 1993 were
$101.5 and $87.5 million, respectively, and for the nine months ended September 30, 1994 and 1993 were $297.2 and $255.5 million, respectively, principally in the telecommunications segment. The financial services segment had total outstanding debt of $832.7 and $578.9 million at September 30, 1994 and 1993, respectively.
                                        For the           For the
                                   Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
(In millions)                        1994     1993       1994      1993
OPERATING INCOME:
    Telecommunications             $620.9   $658.0   $1,378.6   $2,055.7
    Cellular                         11.4     21.2       34.5       52.6
    Publishing                       15.7     12.7       56.7       47.6
    Financial services               14.8     18.3       53.7       53.3
    Other diversified operations    (37.3)   (23.0)     (90.3)     (56.0)
Total operating income by segment   625.5    687.2    1,433.2    2,153.2
    Adjustments/Eliminations          1.2      4.2       (0.9)       8.9
    Corporate expenses              (43.7)   (45.9)    (124.6)    (179.6)
Operating Income                   $583.0   $645.5   $1,307.7   $1,982.5

                               -6-
Form 10-Q Part I
                        NYNEX CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                           (Unaudited)

(g) SEGMENT INFORMATION (CONT'D)

Cellular operating income includes certain amounts that are subsequently paid out to minority shareholders. Minority interest expense for the cellular segment for the third quarter of 1994 and 1993 was $7.4 and $11.6 million, respectively, and for the nine months ended September 30, 1994 and 1993 was $33.5 and $32.8 million, respectively.

                                      September 30,  September 30,
(In millions)                            1994           1993

IDENTIFIABLE ASSETS:

   Telecommunications                 $24,749.0      $24,351.9
   Cellular                               853.2          594.3
   Publishing                             555.7          526.6
   Financial services                   1,554.1        1,384.7
   Other diversified operations         2,006.8        1,771.9

Total identifiable assets by segment   29,718.8       28,629.4
   Adjustments/Eliminations            (1,407.3)        (917.3)
   Investment in unconsolidated subsidiary 29.5           29.7
   Corporate assets                     1,412.5          220.2

Total Assets                          $29,753.5      $27,962.0

(h)STOCKHOLDERS' EQUITY - Retained Earnings at June 30, 1994 has been adjusted to correct an error by the outside actuary of the registrant in calculating the cost of pension enhancements in the second quarter of 1994. The effect of the correction on net income for the second quarter was a decrease of $73.5 million or $.18 per share, net of income tax of $40.5 million, and NYNEX's Quarterly Report on Form 10-Q for the period ended June 30, 1994 has been amended. This adjustment has no effect on net income for the nine months ended September 30, 1994.

(i)SUBSEQUENT EVENTS- Subsequent to September 30, 1994, NYNEX Capital Funding Company ("CFC") issued $357.5 million of medium-term notes with maturities ranging from 3.25 to 10 years and coupon rates ranging from 7.18% to 8.43%. The issuance of these notes reduced the commercial paper requirements. It is anticipated that CFC will issue additional medium-term notes throughout 1994. CFC had $837.3 million of unissued medium-term debt securities registered with the SEC.


                               -7-
Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

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

On April 14, 1994, New England Telephone and Telegraph Company ("New England Telephone") filed comprehensive tariff provisions with the Massachusetts Department of Public Utilities ("MDPU") as part of an Alternative Regulatory Plan to govern New England Telephone's Massachusetts intrastate operations. New England Telephone's filing proposes the following: (1) regulation of New England Telephone for a period of ten years from the date of MDPU approval under a price framework; (2) pricing rules that limit New England Telephone's ability to increase both overall average prices and specific rate elements, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus exogenous changes; (3) no earnings restriction; (4) a cap on the monthly rates for residence services until August 2001; (5) an increase of $2.50 monthly in the credit on exchange services for Lifeline customers; (6) investment commitments for the public telecommunications network, including commencing the deployment of a broadband network in Massachusetts; (7) quality of service commitments; (8) rate reductions for switched access services; and (9) a new streamlined standard of regulation governing the review of tariff filings. On May 24, 1994, the MDPU ruled that New England Telephone's filing would be treated as a petition for alternative regulation and, consequently, the MDPU's review is not subject to the statutory suspension period. Hearings concerning New England Telephone's filing are expected to conclude by late November 1994.

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

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

STATE REGULATORY MATTERS (CONT'D)

On September 26, 1994, New York Telephone, the New York State Department of Public Service staff and 15 other parties filed a proposed Regulatory Plan (the "Plan") for approval by the NYSPSC. The Plan would modify the manner in which New York Telephone is regulated by the NYSPSC over the next seven years. The Plan was developed by the parties in the third phase of the incentive regulation proceeding that the NYSPSC instituted in 1992. As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1993 and Quarterly Report on Form 10-Q for the period ended June 30, 1994), in the first phase of the proceeding, the NYSPSC ordered New York Telephone's rates to be reduced by $170 million annually, effective January 1, 1994. The NYSPSC also ordered that an additional $153 million in revenues be "set aside" for short-term service incentive plans and a longer term plan for performance-based earnings incentives and network improvements to be determined in the second phase.

The Plan is a performance-based plan that, if approved by the NYSPSC, will operate as follows:

(1) The new framework will replace the traditional way New York Telephone's operations have been regulated in New York - a method based on limited earnings - with incentives to invest in new technologies and improve service. Rate of return will no longer be the focus of regulation. The Plan will cap, at current rates, the prices for such "basic" services as residence and business exchange access, residence and business local calling and LifeLine service. In addition, by the end of the seven-year term of the Plan, New York Telephone's prices will have been decreased by an amount that would produce a $425 million reduction in annual revenue based on current volumes of business. This reduction will be accomplished primarily by reducing the average prices of toll and carrier access services. The first price reduction, estimated at $100 million in annual revenue, will be effective January 1, 1995. During its term, the Plan allows certain prices to be adjusted to take into account inflation in excess of 4 percent annually or costs associated with government mandates and other "exogenous" events.

(2)New York Telephone will commit to maintain and improve its service quality over the term of the Plan, with rebates to customers if it fails to meet the specified service quality standards. If New York Telephone does not meet specified service quality criteria, the Plan will terminate at the end of five years.

(3)The Plan will encourage New York Telephone to achieve substantial productivity gains over the term of the Plan. The NYSPSC may terminate the Plan at the end of five years unless New York Telephone's prices, as measured by an index, are at least 4.5 percentage points lower than a price index of national telecommunications companies.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

STATE REGULATORY MATTERS (CONT'D)

(4)The Plan includes competitive enhancements, including a specific schedule to provide IntraLATA Presubscription
   ("ILP") by 1996. ILP will give a customer the option of designating, in advance, a carrier that would carry the customer's intraLATA toll calls without the necessity of dialing extra digits. The Plan will require New York
   Telephone to pay ILP implementation costs.

(5)Approximately $122 million of the $153 million "set aside" ordered by the NYSPSC in the first phase of the incentive regulation proceeding will be released to New York Telephone in exchange for the various commitments New York Telephone has made under the Plan. $31 million of the $153 million has already been dedicated to a service improvement plan that is being implemented in 1994.

It is expected that the Plan will be reviewed by the NYSPSC by the end of 1994.

The NYSPSC has instituted a proceeding to consider the terms that should govern local exchange competition in New York State. (Competition for local exchange services has been authorized on an interim basis pending the development of final regulations.) Among the matters being considered in this proceeding are interconnection between competing local exchange providers, regulation of new entrants, and the possibility of creating a "universal service fund." Decisions in this proceeding could have a significant impact on New York Telephone's revenues.

In the first phase of the incentive regulation proceeding, New York Telephone and the NYSPSC agreed to a service quality plan for 1994. In this plan, New York Telephone committed to achieve certain measurable levels of customer service, or, failing to achieve those levels, accept a penalty, the amount of which would be determined by the achieved service performance levels. Based on the effects of the third quarter, New York Telephone's level of performance (measured by the service quality indicators) does not meet plan levels. New York Telephone and the NYSPSC are discussing the effect of unusually severe weather on the achieved year to date results.

On October 5, 1994, the Vermont Public Service Board ("VPSB") issued its order in New England Telephone's Price Regulation Plan proceeding. The VPSB's order proposes changes to the proposed agreement previously submitted by New England Telephone and the Vermont Department of Public Service ("VDPS"). The VPSB's proposed changes would not restrict New England Telephone's earnings during the four-year term of the agreement but would impose a higher productivity factor and a narrow definition of exogenous costs in the price regulation

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


STATE REGULATORY MATTERS (CONT'D)

formula, additional pricing restrictions and additional quality of service standards. On October 20, 1994, New England Telephone notified the VPSB of its rejection of the VPSB's proposed changes and that, accordingly, New England Telephone would continue under rate of return regulation. New England Telephone also filed a motion with the VPSB to reconsider certain other provisions of the VPSB's order. On the same date, the VDPS filed a motion with the VPSB to reconsider certain provisions of the VPSB's order.

In the related proceeding to examine New England Telephone's level of earnings, on October 5, 1994, the VPSB ordered New England Telephone to reduce its annual intrastate revenues by approximately $15 million. The reduction is retroactive to December 29, 1993, the date the VPSB opened the proceeding.
Among the adjustments ordered was a reduction, effective September 1994 retroactive to January 1994, in New England Telephone's Vermont depreciation rate to match the parameters agreed to by the Federal Communications Commission ("FCC") in the 1993 triennial represcription review. In September 1994, New England Telephone reduced local operating revenues by approximately $12 million for subsequent refunds to Vermont customers for the period from December 29, 1993 through September 30, 1994 (see OPERATING REVENUES and OPERATING EXPENSES below). On October 19, 1994, the VDPS advised the VPSB of its belief that the VPSB's order understated New England Telephone's level of overearnings by approximately $5 million. New England Telephone has requested reconsideration of portions of the VPSB's order. On November 2, 1994, the VPSB granted New England Telephone's request for a stay of implementation of that order pending a decision on the motion for reconsideration.

On October 28, 1994, a lawsuit was filed in Vermont State Court by a ratepayer group seeking an additional refund by New England
Telephone, with respect to 1993 and 1994 revenues, of up to $54 million.

FEDERAL REGULATORY MATTERS

On July 1, 1994, New York Telephone and New England Telephone (collectively, the "telephone subsidiaries") implemented the fourth annual update to the price cap rates. These tariffs will result in a net reduction in the telephone subsidiaries' annual interstate access rates of approximately $9.4 million during the tariff period from July 1, 1994 to June 30, 1995.

On September 1, 1994, the telephone subsidiaries filed tariff revisions with the FCC to amend price cap indices to reflect additional exogenous costs resulting from the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("OPEB"). The filing reflects $37.6 million of costs already accrued and increased annual costs of $21 million. The filing follows a

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

FEDERAL REGULATORY MATTERS (CONT'D)

July 12, 1994 decision of the U.S. Court of Appeals for the District of Columbia Circuit overturning the FCC's prior order denying exogenous treatment of additional OPEB costs. On September 26, 1994, the telephone subsidiaries filed a reply opposing MCI Communications Corp's petition to suspend and investigate the tariff filing.

BUSINESS RESTRUCTURING

Results for the first nine months of 1994 include approximately $482 million of pretax charges ($312 million after-tax) for pension enhancements, primarily in the telecommunications segment, for approximately 3,000 management and 2,100 nonmanagement employees who elected during the second and third quarters to leave NYNEX under retirement incentives. A portion of the year-end 1993 accrual for severance was utilized on a per employee basis, and the incremental costs of the pension enhancements were recorded. The retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 16,800 by the end of 1996. The components of the $482 million pretax charges are: $309 million ($201 million after-tax) for pension enhancements, and $173 million ($111 million after-tax) for associated postretirement medical benefits.

As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1993), NYNEX recorded pretax charges of approximately $2.1 billion ($1.4 billion after-tax) in the fourth quarter of 1993 for business restructuring, of which approximately $586 million was for employee severance payments and $520 million was for the medical curtailment loss recognized as a result of the planned decrease in the work force. The second and third quarter charges are a portion of an anticipated additional $2.0 billion in pretax charges ($1.3 billion after-tax) for pension enhancements to be recorded as employees leave NYNEX through December 31, 1996 under the retirement incentives; the amount to be recorded in each year is not presently determinable because the charges are dependent on the number of employees accepting the incentives. The retirement incentives credit employees with an additional six years toward both their age and their length of service for the purpose of determining pension eligibility and benefits. Much of the cost of the incentives will be funded by NYNEX's pension plans. These incentives also resulted in more individuals qualifying for lifetime medical coverage than under the severance plan. The pension enhancement to the NYNEX management pension plan was announced in February 1994 and will be offered at different times through 1996 according to local force requirements. NYNEX's agreements with the Communications Workers of America ("CWA") and with the International Brotherhood of Electrical Workers ("IBEW"), which extend the existing labor agreements to August 1998, provide a retirement incentive (see OTHER MATTERS).

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (CONT'D)

The restructuring reserve balance for the 1993 business restructuring charges at September 30, 1994 was approximately $1.0 billion, excluding the liability recorded at year-end for postretirement medical benefits associated with employees leaving NYNEX under the business restructuring. In December 1993, NYNEX utilized $181 million of the restructuring reserves primarily relating to the sale or discontinuance of its information products and services businesses. In the first nine months of 1994, NYNEX reduced 1993 restructuring reserves by $395 million as follows: $202 million of reserves established for severance was transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued for; $23 million of reserves established for severance was utilized for other retiree costs and severance; $58 million was utilized for the exit from the information products and services business; $19 million was utilized for developing a single "NYNEX" brand identity; $54 million was utilized for systems re-engineering; $26 million was utilized for other costs related to various re-engineering initiatives in the telecommunications segment; $5 million was reversed due to the actual loss on disposal of United Publishers Corporation ("UPC") being less than the estimated amount accrued in the publishing segment in December 1993 under the assumption that UPC would be shut down; and $8 million was utilized for nontelephone restructuring. Additionally, $43 million of reserves established in 1991 for severance costs were transferred to the pension liability as a result of the pension enhancements.

During the third quarter of 1994, NYNEX began to realize significant expense savings associated with force reductions.
For the first nine months of 1994, NYNEX experienced a $63 million reduction in wages as a result of approximately 5,100 employees' leaving under retirement incentives and approximately 140 nonmanagement employees' leaving under a severance plan. NYNEX expects to reduce its work force by a total of approximately 6,000 employees by the end of 1994 as re-engineering initiatives are implemented and as retirement incentives are offered to eligible employees.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

THIRD QUARTER OF 1994 AS COMPARED TO THIRD QUARTER OF 1993

OPERATING REVENUES

Operating revenues for the quarter ended September 30, 1994 increased $0.4 million over the same period last year. A summary of revenues by segment is as follows:

UNAFFILIATED REVENUES BY SEGMENT:
(In millions)

                                        For The Three Months Ended
                                              September 30,
                                          1994           1993

   Telecommunications                  $2,871.6       $2,877.7
   Cellular                               192.6          115.4
   Publishing                             225.3          221.7
   Financial services                      18.8           22.9
   Other diversified operations            22.5           92.7

Total Consolidated Operating Revenues  $3,330.8       $3,330.4

Telecommunications
Telecommunications revenues for the third quarter of 1994 decreased $6.1 million from the third quarter of 1993.

Local service revenues increased $22.2 million, or 1.4%, primarily due to a net $62 million increase resulting from increased demand as evidenced by growth in access lines and growth in sales of calling features and an $8 million increase in local service rates at New England Telephone primarily attributable to the implementation of the third transitional filing of a restructuring of Massachusetts rates effective
April 14, 1994. These increases were partially offset by a $34 million revenue reduction at New York Telephone pursuant to an NYSPSC order and a $12 million decrease at New England Telephone resulting from a deferral of revenues in September 1994 for subsequent refund to Vermont customers as required by a VPSB order (see STATE REGULATORY MATTERS above).

Long distance revenues decreased $14.7 million, or 5.1%, primarily due to: (1) decreased demand for private line services and wide area telecommunications services as a result of increased competition and customer shifts to lower priced services offered by the telephone subsidiaries, (2) a $3 million revenue reduction at New York Telephone pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above) and (3) a $12 million decrease in long distance rates at New England Telephone primarily attributable to the implementation of the third transitional filing of a restructuring of Massachusetts rates effective April 14, 1994. These decreases were partially offset by increased demand for message toll services.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

THIRD QUARTER OF 1994 AS COMPARED TO THIRD QUARTER OF 1993
(CONT'D)

OPERATING REVENUES (CONT'D)

Network access revenues increased $20.5 million, or 2.4%. Switched access revenues increased $22 million as a result of increased usage, partially offset by a reduction in interstate rates, which included the phase-out of the equal access cost recovery charge, and by a $3 million revenue reduction at New York Telephone pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above). Special access revenues were virtually flat primarily due to a reduction in rates, increased competition and customer shifts to lower priced services offered by the telephone subsidiaries, offset by the positive effects of one-time credits and adjustments.

Other revenues decreased $34.1 million, primarily due to a $38 million reduction in revenues at New York Telephone as ordered by the NYSPSC representing the third quarter deferral of the $153 million (see STATE REGULATORY MATTERS above), partially offset by a $2 million increase in revenues from inside wire related charges and voice messaging services.

Cellular
Cellular revenues for the third quarter of 1994 increased
$77.2 million, or 66.9%, over the third quarter of 1993. The segment's customer base for mobile telecommunications services continued to expand, increasing 71% as compared to the third quarter of 1993, including customers associated with the acquisition of a cellular property. This growth was spread across all cellular markets; however, customer growth was partially offset by a decline in average minutes of use per customer. Third quarter revenues include $14 million as a result of the restructuring of the New York partnership.

Publishing
Publishing revenues for the third quarter of 1994 increased
$3.6 million, or 1.6%, over the third quarter of 1993 primarily due to increased Yellow Page advertising revenues as a result of higher prices in the New York and New England markets. This increase was partially offset by decreased revenues due to the sale of UPC in April 1994 as part of the 1993 business restructuring.

Financial Services
Financial services revenues for the third quarter of 1994
decreased $4.1 million, or 17.9%, from the third quarter of 1993 principally due to a temporary lag in the growth of new investments in the leased asset portfolio.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

THIRD QUARTER OF 1994 AS COMPARED TO THIRD QUARTER OF 1993
(CONT'D)

OPERATING REVENUES (CONT'D)

Other Diversified Operations
Other diversified operations revenues for the third quarter of 1994 decreased $70.2 million, or 75.7%, from the third quarter of 1993 primarily attributable to NYNEX's exit from the information products and services business. The BIS Group Limited ("BIS") and AGS Computers, Inc. ("AGS") were sold in July 1993 and January 1994, respectively, and had contributed $78.4 million in revenues in the third quarter of 1993. These decreases were partially offset by growth in the customer base for international cable television and telephone operations.

OPERATING EXPENSES

Operating expenses for the third quarter of 1994 were $2.7 billion, an increase of $62.9 million, or 2.3%, over the third quarter of 1993. Operating expenses excluding Depreciation and amortization and Taxes other than income increased
$40.3 million at the telephone subsidiaries and Telesector Resources Group, Inc. (collectively, the "telecommunications group"), principally due to a $30 million pretax charge for pension enhancements and associated postretirement medical benefits. Operating expenses excluding Depreciation and amortization and Taxes other than income increased $17.7 million at NYNEX's subsidiaries other than the telecommunications group principally due to increased costs associated with the continued expansion of the customer base for mobile telecommunications services, increased expenses related to the growth in the customer base for international cable television and telephone operations, and business development costs in other international operations. These increases were partially offset by the sale of BIS and AGS, which had operating expenses of $84.7 million in the third quarter of 1993, and by the transfer of Corporate employees into the telecommunications group as part of the single enterprise reorganization.

At the telecommunications group, employee costs, consisting primarily of wages, payroll taxes, and employee benefits, increased $17.7 million. Wages and payroll taxes increased a net $19 million due to increases in salary and wage rates, additional labor costs to support increased demand for services and to improve service quality, and increases resulting from the transfer of Corporate employees into the telecommunications group as part of the single enterprise reorganization, partially offset by a reduction in the work force as a result of force reduction plans.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

THIRD QUARTER OF 1994 AS COMPARED TO THIRD QUARTER OF 1993
(CONT'D)

OPERATING EXPENSES (CONT'D)

At the telecommunications group, all other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, decreased
$6.5 million. The decrease was due primarily to an $11 million decrease due to the completion of equal access amortization in 1993, a $9 million decrease in bad debt expense recognized pursuant to provisions of billing and collection contracts, primarily with AT&T Corp.("AT&T"), and a $4 million decrease in material and supply expense. These decreases were partially offset by a $19 million increase in contracted and centralized services, which included the following: (1) a $10 million increase resulting from the transfer of Corporate employees into the telecommunications group as part of the single enterprise reorganization, (2) a $5 million increase in sales commissions and (3) a $2 million increase in right to use fees.

Depreciation and amortization increased $7.8 million, or 1.2%, principally at the telecommunications group. There was a $24 million increase due to increased plant investment, partially offset by a $14 million decrease resulting from an adjustment of prior year estimates for cost of removal (net of salvage) for electro-mechanical switching equipment at New England Telephone in Massachusetts, Maine and Rhode Island and a $7 million decrease resulting from implementation of revised intrastate depreciation rates in Vermont in September 1994 retroactive to January 1994 (see STATE REGULATORY MATTERS above).

Taxes other than income decreased $2.9 million, or 1.2%, principally due to an $11 million decrease in revenue taxes at New York Telephone resulting primarily from a decrease in the surcharge rate from 15% to 12.5%, partially offset by a $6 million increase in property taxes at New York Telephone attributable to an adjustment in the third quarter of 1994.

OTHER INCOME (EXPENSE) - NET

Other income (expense) - net for the third quarter of 1994 increased $21.3 million over the third quarter of 1993. The increase was principally due to dividends received from Viacom Inc. ("Viacom") and higher expenses in the third quarter of 1993 for the interstate portion of call premiums and other charges associated with the refinancings of long-term debt. These increases were partially offset by increased minority interest expense and partnership losses in connection with investments in international ventures.

INTEREST EXPENSE

Interest expense for the third quarter of 1994 increased
$10.5 million, or 6.5%, over the third quarter of 1993. This increase was principally due to increased average debt levels in 1994 and higher expenses in the third quarter of 1993 for interest on customer overbillings, partially offset by a decrease in average interest rates resulting from long-term debt refinancings in 1993.
                              -17-
Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

THIRD QUARTER OF 1994 AS COMPARED TO THIRD QUARTER OF 1993
(CONT'D)

OPERATING EXPENSES (CONT'D)

INCOME TAXES

Income taxes for the third quarter of 1994 decreased
$55.9 million, or 32.4%, from the same period last year. The decrease was principally due to a decrease in pretax income and a $33.5 million reduction in the deferred tax valuation allowance as a result of the development of tax planning strategies to dispose of certain assets to utilize capital losses generated by the exit from the information products and services business.

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF
1993

OPERATING REVENUES

Operating revenues for the nine months ended September 30, 1994 decreased $99.2 million, or 1.0%, from the same period last year.
A summary of revenues by segment is as follows:

UNAFFILIATED REVENUES BY SEGMENT:
(In millions)
                                        For The Nine Months Ended
                                              September 30,
                                          1994        1993

   Telecommunications                  $8,600.1     $8,618.3
   Cellular                               510.7        311.9
   Publishing                             669.9        652.8
   Financial services                      69.4         69.4
   Other diversified operations            65.6        362.5

Total Consolidated Operating Revenues  $9,915.7    $10,014.9

Telecommunications
Telecommunications revenues for the first nine months of 1994 decreased $18.2 million from the first nine months of 1993.

Local service revenues increased $108.3 million, or 2.2%, primarily due to (1) a net $190 million increase resulting from increased demand as evidenced by growth in access lines, growth in sales of calling features and higher usage associated with the severe winter storms, (2) a $16 million increase in local service rates at New England Telephone primarily attributable to the implementation of the third transitional filing of a restructuring of Massachusetts rates effective April 14, 1994,
(3) a $5 million increase due to a 1993 reduction in revenues associated with the reversal of a 1990 deferral of private line revenues at New York Telephone, (4) a $7 million increase primarily attributable to the 1994 reversal of revenues deferred in 1993 that were in excess of amounts required to be refunded to Rhode Island customers for 1993 overearnings pursuant to the Rhode Island price regulation trial at
                              -18-
Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF
1993 (CONT'D)

OPERATING REVENUES (CONT'D)

New England Telephone, and (5) a $3 million increase in local directory assistance revenues at New England Telephone resulting from the reversal of previously deferred revenues pursuant to a regulatory agreement with the State of Massachusetts to offset expenses to enhance E911 systems. These increases were partially offset by a $101 million revenue reduction at New York Telephone pursuant to an NYSPSC order, and a $12 million decrease at New England Telephone resulting from a deferral of revenues in September 1994 for subsequent refund to Vermont customers as required by a VPSB order (see STATE REGULATORY MATTERS above).

Long distance revenues decreased $24.6 million, or 2.9%, primarily due to: (1) decreased demand for private line services and wide area telecommunications services as a result of increased competition and customer shifts to lower priced services offered by the telephone subsidiaries, (2) a $10 million revenue reduction at New York Telephone pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above), and (3) a $24 million decrease in long distance rates at New England Telephone primarily attributable to the implementation of the third transitional filing of a restructuring of Massachusetts rates effective April 14, 1994. These decreases were partially offset by increased demand for message toll services, and a $3 million increase in long distance directory assistance revenues at New England Telephone resulting from the reversal of previously deferred revenues pursuant to a regulatory agreement with the State of Massachusetts to offset expenses to enhance E911 systems.

Network access revenues increased $31.5 million, or 1.2%, principally due to a $55 million increase in switched access revenues as a result of increased usage, partially offset by a reduction in interstate rates, which included the phase-out of the equal access cost recovery charge, and by a $9 million revenue reduction at New York Telephone pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above). Special access revenues declined $18 million primarily due to a reduction in rates, increased competition and customer shifts to lower priced services offered by the telephone subsidiaries.

Other revenues decreased $133.4 million, primarily due to the following at New York Telephone: (1) a $115 million reduction in revenues as ordered by the NYSPSC representing the first, second and third quarter deferrals of the $153 million (see STATE REGULATORY MATTERS above), (2) a $24 million decrease attributable to the 1993 reversal of previously recorded reductions in revenues in connection with the phase out of ad valorem taxes on central office equipment and (3) a $12 million decrease due to the 1994 cessation of imputed revenues for procurement costs. These decreases were partially offset by a $10 million increase associated with the 1993 reversal of a 1992 deferral of revenues for concession service at New York Telephone and a $7 million increase in revenues from inside wire related charges and voice messaging services.
                              -19-

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF
1993 (CONT'D)

OPERATING REVENUES (CONT'D)

Cellular
Cellular revenues for the first nine months of 1994 increased $198.8 million, or 63.7%, over the first nine months of 1993. The segment's customer base for mobile telecommunications services continued to expand, increasing 71% as compared to the first nine months of 1993, including customers associated with the acquisition of a cellular property. This growth was spread across all cellular markets; however, customer growth was partially offset by a decline in average minutes of use per customer. Revenues for the first nine months of 1994 include $22.7 million as a result of the restructuring of the New York partnership.

Publishing
Publishing revenues for the first nine months of 1994 increased $17.1 million, or 2.6%, over the first nine months of 1993 primarily due to increased Yellow Page advertising revenues as a result of higher prices in the New England and New York markets and the publication of directories in the Czech Republic. These increases were partially offset by decreased revenues due to the sale of UPC in April 1994 as part of the 1993 business restructuring.

Financial Services
Financial services revenues for the first nine months of 1994 were flat as compared to the first nine months of 1993 principally due to a temporary lag in the growth of new investments in the leased asset portfolio.

Other Diversified Operations
Other diversified operations revenues for the first nine months of 1994 decreased $296.9 million, or 81.9%, from the first nine months of 1993, primarily attributable to NYNEX's exit from the information products and services business. BIS and AGS were sold in July 1993 and January 1994, respectively, and had contributed $318.9 million in revenues in the first nine months of 1993. These decreases were partially offset by growth in the customer base for international cable television and telephone operations.

OPERATING EXPENSES

Operating expenses for the first nine months of 1994 were $8.6 billion, an increase of $575.6 million, or 7.2%, over the first nine months of 1993.
Operating expenses excluding Depreciation and amortization and Taxes other than income increased $650.6 million at the telecommunications group, principally due to a $480 million pretax charge for pension enhancements and associated postretirement medical benefits. Operating expenses excluding Depreciation and amortization and Taxes other than income decreased $130.8 million at NYNEX's subsidiaries other than the telecommunications group principally due to the sale of BIS and AGS, which had operating expenses of $334.5 million in the first nine months of 1993, and the transfer of Corporate

                              -20-
Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF
1993 (CONT'D)

OPERATING EXPENSES (CONT'D)

employees into the telecommunications group as part of the single enterprise reorganization. These decreases were partially offset by increased costs associated with the continued expansion of the customer base for mobile telecommunications services, increased expenses related to the growth in the customer base for international cable television and telephone operations, and business development costs in other international operations.

At the telecommunications group, employee costs, consisting primarily of wages, payroll taxes, and employee benefits, increased $106.7 million. Wages and payroll taxes increased a net $90 million due to increases in salary and wage rates, additional labor costs to support increased demand for services and to improve service quality, and increases resulting from the transfer of Corporate employees into the telecommunications group as part of the single enterprise reorganization, partially offset by a reduction in the work force as a result of force reduction plans. In addition, benefit expenses increased $17 million due primarily to increased medical costs.

At the telecommunications group, all other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased
$65.7 million. The increase was due primarily to a $64 million increase in contracted and centralized services which included the following: (1) a $33 million increase resulting from the transfer of Corporate employees into the telecommunications group as part of the single enterprise reorganization, (2) a $14 million increase in sales commissions, and (3) a $6 million increase in right to use fees. Other increases include: a $14 million increase in the provision for uncollectible revenues, a $13 million increase in bad debt expense recognized pursuant to provisions of billing and collection contracts, primarily with AT&T, a $7 million increase in material and supply expense, and a $7 million increase at New England Telephone resulting from capitalization in 1993 of certain 1992 engineering charges. Partially offsetting these increases were a $30 million decrease due to the completion of equal access amortization in 1993 and a $9 million decrease attributable to the reversal in 1993 of deferred inside wire expense recorded in 1991 and 1992 at New York Telephone.

Depreciation and amortization increased $84.0 million, or 4.5%, principally at the telecommunications group where there was a $60 million increase due to increased plant investment and a $33 million increase due to revised intrastate depreciation rates in Massachusetts effective July 1993, partially offset by a $14 million decrease resulting from an adjustment of prior year estimates for cost of removal (net of salvage) for electro-mechanical switching equipment at New England Telephone in Massachusetts, Maine and Rhode Island and a $7 million decrease resulting from implementation of revised intrastate depreciation rates in Vermont in September 1994 retroactive to January 1994 (see STATE REGULATORY MATTERS above).

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF
1993 (CONT'D)

Taxes other than income decreased $28.2 million, or 3.6%, principally due to a $23 million decrease in property taxes resulting primarily from lower assessments of property value and a $5 million decrease at New England Telephone primarily due to a reversal of a 1993 accrual as a result of unasserted municipal assessments, and an $11 million decrease in revenue taxes at New York Telephone due primarily to a decrease in the surcharge rate from 15% to 12.5% at New York Telephone. Partially offsetting these decreases was a $3 million increase in New York State capital stock tax.

OTHER INCOME (EXPENSE) - NET

Other income (expense) - net for the first nine months of 1994 increased $31.1 million over the first nine months of 1993. This increase was principally due to dividends received from Viacom, a one-time payment to NYNEX Mobile Communications Company from its New York partners related to restructure of the New York partnership, and higher expenses in the first nine months of 1993 for the interstate portion of call premiums and other charges associated with the refinancings of long-term debt. These increases were partially offset by increased minority interest expense and partnership losses in connection with investments in international ventures.

INTEREST EXPENSE

Interest expense for the first nine months of 1994 decreased $1.2 million from the first nine months of 1993. This decrease was principally due to a decline in average interest rates resulting from long-term debt refinancings in 1993, increased average debt levels in 1994, and higher expenses in the first nine months of 1993 for interest on customer overbillings.

INCOME TAXES

Income taxes for the first nine months of 1994 decreased
$267.2 million, or 54.1%, from the same period last year. The decrease was principally due to a decrease in pretax income and a $66.7 million reduction in the deferred tax valuation allowance as a result of the development of tax planning strategies to dispose of certain assets to utilize capital losses generated by the exit from the information products and services business.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF
1993 (CONT'D)

CAPITAL RESOURCES AND LIQUIDITY

Capital expenditures increased $381.1 million, or 21.9%, over the first nine months of 1993. During the first nine months of 1994, NYNEX continued its capital expenditure program designed to meet the expanding needs for telecommunications services by upgrading the existing telecommunications network, including new construction, optical fiber and modernization at the telephone subsidiaries. The telephone subsidiaries funded their capital expenditures of $1.6 billion primarily through cash generated from operations. Capital expenditures in the first nine months of 1994 also included the construction of cable television and telephone networks in the United Kingdom and the addition of 84 mobile cell sites.

The pace of new investments in leased assets in the first nine months of 1994 as compared to the first nine months of 1993 declined at NYNEX Credit Company ("NCC") due to the timing of market opportunities in leveraged leases. Other investing activities for the first nine months of 1994 included the receipt of proceeds from the exit from the information products and services business, the purchase of cellular properties, and continued investment in international ventures.

During the first nine months of 1994, the net decrease in cash flows from issuances and repayments of commercial paper and short-term debt was due primarily to the issuance of long-term debt in 1993 at New York Telephone. New York Telephone had cash flows from debt issuances in 1994 of $593.5 million, primarily due to refinancings to obtain lower interest rates.

CFC had cash flows from the issuance of medium-term notes of $305.2 million. Subsequent to September 30, 1994, CFC issued an additional $357.5 million of medium-term notes with maturities ranging from 3.25 to 10 years and coupon rates ranging from 7.18% to 8.43%. The issuance of these notes reduced the commercial paper requirements. It is anticipated that CFC will issue additional medium-term notes throughout 1994. CFC had $837.3 million of unissued medium-term debt securities registered with the SEC.

Repayment of long-term debt and capital leases includes
$78 million at NCC for debt repayment, $17.6 million at NYNEX for the debt related to the leveraged employee stock ownership plan, and $7.7 million at other NYNEX subsidiaries for capital lease payments. At September 30, 1994, New England Telephone and New York Telephone had $500 million and $250 million, respectively, of unissued, unsecured debt securities registered with the SEC.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY (CONT'D)

NYNEX issued new shares of common stock and reissued treasury stock for employee savings plans, the Dividend Reinvestment and Stock Purchase Plan, stock option plans, and stock compensation plans, which increased equity by approximately $265 million and provided cash flows of $176 million in the first nine months of 1994. NYNEX expects to continue issuing new shares and treasury shares for these plans as required.

Financing cash flows in 1994 included net funds of $154.7 million provided by a minority partner in the partnership formed in December 1993 for the network construction program in the United
Kingdom. NYNEX expects to continue seeking funds for this network construction program through the formation of partnerships.

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

NYNEX filed a registration statement with the SEC in the second quarter of 1994 for the issuance of up to $900 million of debt and equity securities. The proceeds from the sale of securities would be used to provide funds to NYNEX and/or NYNEX's subsidiaries other than the telecommunications group for their respective general corporate purposes.

OTHER MATTERS

On March 24, 1994, NYNEX reached agreements with the CWA and Local 2213 of the IBEW in New York to extend through August 8, 1998 the collective bargaining agreements that were to expire on August 5, 1995. The agreements were ratified in May 1994. On August 5, 1994, NYNEX reached a similar agreement with Locals of the IBEW in New England. This agreement was ratified in August 1994. Under the terms of the new agreements, there will be basic wage increases of 10.5% during the life of the agreements. Wages will increase 4.0% on August 6, 1995, 3.5% on August 4, 1996 and 3.0% on August 3, 1997. In 1997 there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of company-initiated "process change", an enhanced educational program and incentives to improve service quality.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

OTHER MATTERS (CONT'D)

On June 30, 1994, NYNEX and Bell Atlantic Corporation ("Bell Atlantic"), announced the formation of a joint venture that will combine NYNEX's and Bell Atlantic's domestic cellular services properties and will bid in the FCC's auction of licenses for personal communications services ("PCS"). Initially, Bell Atlantic will own 62.35 percent of the joint venture and NYNEX will own 37.65 percent. NYNEX has the right to increase its share to 40 percent by contributing an additional $500 million to the joint venture. The transaction is expected to close in the second quarter of 1995. The joint venture will be controlled equally by both companies.

On October 20, 1994, NYNEX, Bell Atlantic, AirTouch Communications Inc. ("AirTouch") and U S WEST Inc. ("U S WEST") announced that they have signed definitive agreements to form a venture to provide national wireless communications services.
The venture is comprised of two partnerships. One partnership will bid for licenses in the FCC auction of licenses for PCS and deploy PCS services. On October 28, 1994, that partnership filed its application with the FCC to participate in the PCS auction. That partnership will be governed by a board of three members representing Bell Atlantic and NYNEX and three members representing AirTouch and U S WEST. The second partnership will develop technical and service standards and a national branding and marketing strategy for both cellular and PCS services. That partnership will be governed by a board of three members representing Bell Atlantic and NYNEX, three members representing AirTouch and U S WEST and one independent member.

On October 31, 1994, NYNEX, Bell Atlantic and Pacific Telesis Group (collectively, the "partners") announced the formation of two jointly owned companies, a media company and a platform company, to develop and deliver home entertainment, information, and interactive programming and services over the partners' video dialtone networks. The media company has entered into a broadbased consulting arrangement with Creative Artists Agency Inc. to develop a branding and marketing strategy to establish relationships with and assemble programming from various segments of the entertainment industry. The platform company is developing technical systems to support the development and distribution of programming and services over the video dialtone networks and will provide technical support services and systems to the media company. Each of the partners will contribute approximately $100 million in cash and/or assets to the new companies over the next three years.

The telephone subsidiaries currently account for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("Statement No. 71"). Statement No. 71 would no longer apply in the event that the recoverability of operating costs through rates becomes unlikely or uncertain, whether resulting from competitive effects or specific regulatory actions. NYNEX continuously assesses its

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

OTHER MATTERS (CONT'D)

position and the recoverability of its telecommunications assets with respect to Statement No. 71 and believes that Statement No. 71 still applies. However, it is possible that events in the industry and the markets in which NYNEX operates could change NYNEX's position in the near future. The impact of such a change would result in a material non-cash charge and would be reported as an extraordinary item. This charge would include: (1) the write-off of previously established regulatory assets and liabilities, including regulatory assets associated with telephone plant, and
(2) an adjustment to the carrying value of telephone plant if it is determined, using a projected cash flow approach, that impairment exists. It is not practicable to estimate the charge at this time due to the effect of possible regulatory settlements that would affect the recovery of asset balances should subsequent events require discontinuance of Statement No. 71.

Form 10-Q Part II
                        NYNEX CORPORATION
                   PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings

       On August 8, 1994, NYNEX Corporation ("NYNEX") and Bell Atlantic Corporation ("Bell Atlantic") filed an antitrust lawsuit against AT&T Corp. ("AT&T") and McCaw Cellular Communications Inc. ("McCaw"), seeking to enjoin the proposed merger of AT&T and McCaw. The lawsuit, filed in the United States District Court for the Eastern District of New York, alleged, among other things, that the merger would violate provisions of the Clayton Act and would give AT&T the incentive to use its power as a manufacturer to limit competition in the cellular industry. As a result of a hearing on September 13, 1994 before the United States District Court for the Eastern District of New York, the merger was permitted to close subject to certain conditions. On November 7, 1994, the day before trial was scheduled to begin, the parties announced a settlement of the suit. Terms of the settlement are confidential, but in general AT&T has made several commitments to accelerate its pursuit of open interfaces in its cellular network equipment.

       See also Part II, ITEM 1 in NYNEX's Quarterly Reports on
       Form 10-Q for the periods ended March 31, 1994 and June 30, 1994.


ITEM 5.Other Information

       State Regulatory Matters

       Maine. In an order dated August 18, 1994, the Maine Public Utilities Commission ("MPUC") decided to address a ratepayer complaint challenging the level of earnings of New England Telephone and Telegraph Company ("New England Telephone") in Maine by including the matter in the pending alternative regulation proceeding. The MPUC has scheduled hearings in the alternative regulation proceeding for January 1995.

       Rhode Island. On October 13, 1994, New England Telephone made its third annual filing with the Rhode Island Public Utilities Commission ("RIPUC") under the Price Regulation Trial, for effect on January 15, 1995. This filing calls for an overall revenue reduction of approximately $445,000, with numerous minor price adjustments.

       In a separate proceeding the RIPUC is considering proposals from the Rhode Island Division of Public Utilities and Carriers and various interexchange carriers with respect to New England Telephone's intrastate access charges, including a proposal to freeze New England Telephone's annual carrier common line revenues based on the most recent available annual amount. A decision by the RIPUC is expected by mid-November.

Form 10-Q Part II
                        NYNEX CORPORATION
                   PART II - OTHER INFORMATION

ITEM 5.Other Information (Cont'd)

       State Regulatory Matters (Cont'd)

       On October 25, 1994, The RIPUC initiated a proceeding with respect to competition. The scope of the proceeding is yet to be defined but may include intraLATA presubscription and local exchange competition.

       Federal Regulatory Matters

       In accordance with the Federal Communications Commission's ("FCC") July 14, 1994 order on virtual collocation, New England Telephone and New York Telephone Company (collectively, the "telephone subsidiaries") advised the FCC on September 1, 1994 that, because the telephone subsidiaries' physical collocation tariff complies with the requirements in the FCC's order, the telephone subsidiaries did not intend to file a virtual collocation tariff.

       On September 9, 1994, the New England Cable Television Association, National Cable Television Association and Cox Enterprises filed with the FCC petitions to deny
       New England Telephone's July 8, 1994 request to construct facilities and provide video dialtone service in portions of Massachusetts and Rhode Island. On September 22, 1994, New England Telephone filed its opposition to the petitions to deny.

       On October 20, 1994, the FCC announced that it had adopted a decision responding to petitions for reconsideration of its 1992 order establishing the rules and regulatory framework governing telephone company provision of video dialtone. The FCC generally affirmed its rules for video dialtone, with some clarifications and modifications. The FCC affirmed the common carrier nature of the video dialtone platform, indicated that the video dialtone platform will be subject to dual federal/state regulation, stated that cost allocation issues will be resolved in the tariff process and relaxed in certain respects its telephone company/cable non-ownership affiliation rules.

       See, also, discussion of STATE REGULATORY MATTERS and FEDERAL REGULATORY MATTERS in Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Form 10-Q Part II
                        NYNEX CORPORATION
                   PART II - OTHER INFORMATION

ITEM 5.Other Information (Cont'd)

       Operations under the Modification of Final Judgment
       ("MFJ")

       On August 18, 1994, the United States District Court for the District of Columbia (the "MFJ Court") ordered that the July 6, 1994 motion of NYNEX, Bell Atlantic, BellSouth Corporation ("BellSouth") and Southwestern Bell Corporation ("SBC") to vacate the MFJ be referred to the Department of Justice ("DOJ") for investigation. The MFJ Court's order provides that interested parties are to file their comments on the motion with the DOJ by mid-November. Following completion of its investigation, the DOJ is expected to file its response to the motion with the MFJ Court in late 1995 or early 1996, following which there shall be an opportunity for additional public comment and responses by NYNEX, Bell Atlantic, BellSouth, and SBC.

       On August 25, 1994, NYNEX filed a request with the DOJ for a waiver from the MFJ to provide interexchange services for calls originating in New York State. Public comments on the waiver request are expected to be filed with the DOJ by mid-November.


ITEM 6.Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit
       Number

       (27) Financial Data Schedule

(b)    Reports on Form 8-K.

       The Company's Current Report on Form 8-K, date of report
       June 30, 1994 and filed July 5, 1994, reporting on Item 5.

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






November 8, 1994