Form 10-K/A
period 1993-12-31
NYNEX CORP
filed 1994-12-13
CIK 732714

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

                                          Name of each exchange on
      Title of each class                     which registered
   Common Stock (par value               New York, Boston, Chicago,
     $1.00 per share)             Pacific and Philadelphia Stock Exchanges
Twenty year 9.55%  Debentures          New York Stock Exchange,Inc.
   due May 1, 2010

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

     Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

                                 AMENDMENT NO.2

The registrant hereby amends the following items of its Annual Report for the fiscal year ended December 31, 1993, as set forth in the pages attached hereto:

Part II - Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"

Part II - Item 8  "Consolidated  Financial
          Statements and Supplementary Data"

Part IV - Item 14 "Exhibits,  Consolidated
          Financial Statement Schedules and Reports on Form 8-K" page 21 1993 Consolidated Financial Statements
NYNEX

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
     NYNEX Corporation and its subsidiaries ("NYNEX") are grouped into five segments for financial reporting purposes. The telecommunications segment ("Telecommunications") provides local telephone service, network access to long distance services, technical and support services, and is involved in product development and marketing. Intrastate communications services are regulated by state public service commissions, and interstate communications services are regulated by the Federal Communications Commission ("FCC"). The cellular segment ("Cellular") provides wireless telecommunications services and products. The publishing segment ("Publishing") publishes White and Yellow Pages directories and provides database products and services. The financial services segment ("Financial Services") primarily engages in leasing activities. The other diversified operations segment ("Other Diversified Operations") provides information products and services and consulting services nationally and internationally, and cable television and telephone services internationally; NYNEX is exiting the information products and services business (see Business Restructuring). Operating revenues and operating income are discussed by segment on pages 28 to 31 and 34 to 35, respectively.

Business Restructuring
     Externally, rapid changes in technology and regulation are opening NYNEX's markets to competitors in all segments (see Competition and Other Matters and
State and Federal Regulatory Matters). There are more communications alternatives available to customers, and their expectations for better quality and service at lower prices are rising. NYNEX is in a vulnerable position at the present time, since competitors can serve parts of NYNEX's market at lower costs. As a result, 1993 results include pretax charges of approximately $2.1 billion ($1.4 billion after-tax) for business restructuring. These charges resulted from a comprehensive analysis of operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to adjust quickly to accelerating change, to implement work force reductions, and to produce cost savings necessary for NYNEX to operate in an increasingly competitive environment. The most significant restructuring is within the telecommunications segment. The restructuring plan within the nontelecommunications segments includes work force reductions and results from the decision to focus on core businesses, including the exit from certain nontelephone businesses and investments. The charges taken in 1993 were not related to the restructure charges recorded in 1991.

     Approximately $1.1 billion of the charges ($700 million after-tax) is for severance and postretirement medical costs for employees leaving NYNEX through 1996. NYNEX expects to reduce its work force by approximately 16,800 employees by the end of 1996, consisting of 4,200 management employees and 12,600 employees covered under existing union agreements. The expected work force reductions by year are as follows:


                     1994     1995     1996   Total
                   ------   ------   ------   ------
Management          2,400    1,000      800    4,200
Nonmanagement       4,100    4,300    4,200   12,600
                   ------   ------   ------   ------
Total               6,500    5,300    5,000   16,800
                   ======   ======   ======   ======
page 22 1993 Consolidated Financial Statements
NYNEX

     Approximately $586 million was recorded for employee severance payments, including salary, payroll taxes, and outplacement costs to be paid under provisions of NYNEX's force management plan for management employees and terms of collective bargaining agreements for nonmanagement employees. The expected severance costs associated with these work force reductions by year are as follows:


(In millions)              1994*    1995     1996    Total
                         ------   ------   ------   ------
Management                 $160     $ 91     $ 78     $329
Nonmanagement               123      100       34      257
                         ------   ------   ------   ------
Subtotal                    283      191      112      586
Remaining 1991 reserve       45       --       --       45
                         ------   ------   ------   ------
Total                      $328     $191     $112     $631
                         ======   ======   ======   ======

* 1994 includes the severance amounts associated with the balance of the 1991 restructuring reserve at December 31, 1993.

     Approximately $520 million was recorded for postretirement medical costs for these employees, including $316 million for the expected increase in the accumulated postretirement benefit obligation and $204 million for recognition of the unrecognized transition obligation. The expected postretirement medical costs associated with these work force reductions by year are as follows:

(In millions)             1994     1995     1996    Total
                          ----     ----     ----    -----
Management                $ 85     $ 35     $ 29     $149
Nonmanagement              171      142       58      371
                          ----      ---      ---      ---
Total                     $256     $177     $ 87     $520
                          ====     ====     ====     ====


     A pension enhancement to the management pension plan was announced in February 1994 in order to accomplish a portion of the management work force reduction. Any additional costs related to the pension enhancement will be recorded as employees choose to leave under the plan through 1996. If pension or other incentives were to be subsequently implemented in order to accomplish a portion of the nonmanagement work force reduction, any additional cost of the incentives would be recorded as employees leave NYNEX. Force reductions will come in areas where redesigned processes can meet customer service requirements with fewer people. The analysis of operations and work processes resulted in recommendations for specific process and system changes, and force reductions were identified as a result. Advances in technology and streamlined processes are expected to make it possible for a smaller work force to maintain the same size network. This, in turn, will enable NYNEX to reduce expenses.

     Approximately $626 million of the charges ($395 million after-tax) consists of costs associated with re-engineering the way service is delivered to customers. During the period 1994 through 1996, NYNEX intends to decentralize the provision of residence and business customer service throughout the region, create regional businesses to focus on unique markets, and centralize numerous operations and support functions.

          page 23 1993 Consolidated Financial Statements
NYNEX

The following items were included in these charges:

(In millions)                              1994      1995      1996     Total
                                          -----     -----     -----     -----
Systems redesign                           $113      $119      $ 16      $248
Work center consolidation                    11       129        21       161
Branding                                     47         -         -        47
Relocation                                   17        24         2        43
Training                                     26        34         -        60
Re-engineering implementation                24        28        15        67
                                          -----     -----     -----     -----
Total                                      $238      $334      $ 54      $626
                                          =====     =====     =====     =====

     System redesign is the cost of developing new systems, processes and procedures to realize operational efficiencies and enable NYNEX to reduce work force levels. Commencing in 1994, certain specific new systems development initiatives were begun to implement process re-engineering initiatives. These projects consist of radical changes in applications and systems supporting redesigned business functions which are an integral part of the restructuring plan, and all the costs associated with these projects are incremental to ongoing operations. Only software purchases and external contractor expenses, which are normally expensed in accordance with NYNEX policy, were included in the restructuring charges for the following business processes:

(In millions)                               1994      1995     1996     Total
                                          ------    ------    -----    ------
Customer contact                          $ 36.4    $ 31.5    $ 3.0    $ 70.9
Customer provisioning                        9.8      15.0      4.0      28.8
Customer operations                         35.0      35.0        -      70.0
Customer support                            31.8      37.5      9.0      78.3
                                            ----    ------    ------   ------
Total                                     $113.0    $119.0    $16.0    $248.0
                                          ======    ======    ======   ======


     Customer contact represents the direct interface with the customer to provide sales, billing inquiry and repair service scheduling on the first contact, eliminating the number of handoffs that presently exist. New processes will allow customers to define the way they want to do business with NYNEX. Customer provisioning involves the development of the network infrastructure, circuit and dialtone provisioning and installation, and process standardization. Customer operations focuses on network monitoring and surveillance, trouble testing, dispatch control, and proactive repair with reliability as a critical source of competitive advantage. Customer support facilitates low cost reliable service by providing support to the other three business processes.

     Work center consolidation costs are primarily for consolidation of work centers from 300 to approximately 50 by the end of 1996. These charges include incremental costs associated with building work teams in fewer locations to take advantage of lower force levels and system efficiencies, including costs associated with lease terminations from the date premises are vacated, moving property to new locations and other consolidation costs. Branding includes the costs to develop a single "NYNEX" brand identity associated with the restructured business operations. Relocation is the cost to relocate employees as a result of work center consolidations. These charges are required to move personnel to different locations and include employee home sale and purchase expenses, moving expenses, travel and lodging expenses, and other costs based on NYNEX's relocation guidelines and the provisions of collective bargaining agreements. Training is the cost for training nonmanagement employees on newly-designed, cross-functional job positions and re-engineered systems created as part of the restructuring plan. These charges include tuition, page 24 1993 Consolidated Financial Statements
NYNEX

out of pocket course development and administrative costs, facilities charges, and related travel and lodging. This training reflects broadening of job skills that will permit one employee to perform tasks formerly performed by several employees. Re-engineering implementation represents the incremental cost to complete the various re-engineering initiatives.

     Approximately $283 million of the restructuring charges ($271 million after-tax) relates to NYNEX's sale or discontinuance of its information products and services businesses, including the sale of AGS Computers, Inc. ("AGS") and several of its business units and The BIS Group Limited ("BIS"). These charges include the write-off of the net book value of the businesses and estimated provision for future operating losses and disposal costs. An additional $106 million ($69 million after-tax) was recorded for write-offs of assets and accrual of loss contingencies directly associated with restructuring at other nontelephone subsidiaries.

     The restructuring charges reflect approximately $550 million of future cash outflows, primarily for severance and re-engineering, expected to be incurred during the three-year period from 1994 through 1996 (approximately $210 million, $260 million and $80 million in 1994, 1995 and 1996, respectively). Non-cash restructuring charges include the postretirement medical costs; charges related to discontinuance of information products and services businesses; and write-offs of assets at other nontelephone subsidiaries. In addition, future expected capital expenditures from 1994 through 1996 as a result of restructuring amount to approximately $400 million, primarily related to systems re-engineering and work center consolidations. It is anticipated that savings generated by restructuring will provide the funds required, with any short-term cash flow needs being met through NYNEX's usual financing channels.

     It is anticipated that the restructuring will result in reduced costs during the period of restructuring and reduced annual operating expenses of approximately $1.7 billion beginning in 1997. These savings include approximately $1.1 billion in reduced wage and benefit expenses due to lower work force levels, and approximately $600 million in non-wage savings including reduced rent expense for fewer work locations and lower purchasing costs. It is anticipated that these cost savings will be partially offset by higher costs due to inflation and growth in the business.

     The 1991 results include a pretax charge of approximately $563 million ($362 million after-tax) for force reduction programs. An early retirement incentive for nonmanagement employees was included in agreements ratified by NYNEX and the Communications Workers of America and the International Brotherhood of Electrical Workers (collectively, the "unions") in October 1991 (see Collective Bargaining Agreements). Approximately 7,300 nonmanagement employees took advantage of this incentive. NYNEX implemented its plan to reduce its management force and reduced it by approximately 2,700 in 1992 and 600 in 1993. An additional pretax charge of approximately $278 million ($188 million after-tax) was recorded in 1991, primarily for commencement of plans to exit the real estate business and to streamline other operations primarily related to Other Diversified Operations.

          page 25 1993 Consolidated Financial Statements
NYNEX

Collective Bargaining Agreements

     In October 1991, NYNEX and certain of its subsidiaries ratified agreements with the unions to extend the collective bargaining agreements until August 5, 1995 (see Operating Expenses). Under the terms of these agreements, wages increased 4.0% in 1992, 4.25% in 1993 and will increase 4.0% on August 7, 1994. In August 1994, there may also be a cost-of-living adjustment. NYNEX and certain of the unions have been discussing possible extension of the existing labor contracts and the impact of the business restructuring plan (see Business Restructuring) on union-represented employees.


State Regulatory Matters
New York
     The New York State Public Service Commission ("NYSPSC") authorized a $250 million increase in New York Telephone Company's ("New York Telephone") rates, effective January 1, 1991, of which $47.5 million annually remains subject to refund pending resolution of certain affiliate transactions issues.


     In September 1992, the NYSPSC issued an order in the Second and Third Stages of the 1990 general rate case (the "Second and Third Stages") that approximately $27 million of revenues attributable to the reduction in ad valorem taxes on central office equipment (see Operating Revenues and Operating Expenses) would be retained to reduce the balance of regulatory assets on New York Telephone's books, and the remaining revenues ($15 million in 1992 and $62 million in 1993) would offset rate increases that would otherwise have been required to offset revenue decreases in long distance, carrier access and other revenues. In October 1992, New York Telephone filed a response to the NYSPSC's order in which it updated the Regulatory Asset Recovery Plan. New York Telephone outlined how certain regulatory assets currently accounted for as deferred charges could be recovered over six years, starting in 1993, by utilizing ad valorem tax savings and other revenues currently being provided in rates. On January 28, 1994, the NYSPSC approved New York Telephone's Regulatory Asset Recovery Plan.


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


     In July 1992, the NYSPSC initiated a proceeding to investigate performance-based incentive regulatory plans for New York Telephone for 1994 and beyond. The NYSPSC noted that incentive regulatory agreements provide incentives to increase efficiency and provide greater consumer benefits by permitting New York Telephone to keep some of its performance gains, i.e., earn a higher rate of return than authorized under traditional rate of return regulation, and by penalizing unsatisfactory performance. In the first phase of the proceeding, the NYSPSC issued Orders on December 24, 1993 and January 28, 1994 for a reduction in New York Telephone's rates of $170 million annually, effective January 1, 1994. An additional $153 million of current revenues is to be made available "for the ultimate benefit of customers and the Company's competitive position through earnings incentives for short-term service improvements and a longer term plan for performance-based earning incentives and network improvements." That incentive regulatory plan will be pursued in a second phase of the proceeding during 1994. The Orders required New York Telephone to record a $75 million charge in 1993, representing a reversal of a portion of a regulatory asset related to deferred pension costs that New York Telephone expected to recover through the regulatory process and recorded under the provisions of Statement of Financial Accounting Statndards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71") (see Operating Expenses).

          page 26 1993 Consolidated Financial Statements
NYNEX

     The NYSPSC did not make a final finding on return on equity for 1994. Subject to New York Telephone's achieving net productivity gains, according to the Orders, New York Telephone would have an opportunity to earn above a 10.8% return on equity, with equal sharing with ratepayers of any earnings above a 12% return on equity.

Massachusetts
     In June 1990, the Massachusetts Department of Public Utilities ("MDPU") issued an order in Phase III of a proceeding that culminated a five-year investigation into New England Telephone and Telegraph Company's ("New England Telephone") rates, costs and revenues. The order calls for the gradual restructuring of local and long distance rates within the state, with the objective of moving prices for services closer to the costs of providing them. This is accomplished through an annual transitional filing of new rates by New England Telephone. At the time the rates are established, revenue neutrality is maintained. New England Telephone's first and second transitional filings became effective on November 15, 1991 and January 15, 1993, respectively (see Operating Revenues). On January 13, 1994, the MDPU approved the third transitional filing with minor modifications to become effective April 14, 1994.

Rhode Island

     In August 1992, the Rhode Island Public Utilities Commission approved a Price Regulation Trial ("PRT") that provides New England Telephone with significantly increased pricing and earnings freedom through 1995 and calls for specific investment and service-quality commitments. As a part of the PRT, New England Telephone makes an annual filing, with overall price increases capped by a formula indexing prices to the Gross National Product Price Index, adjusted for productivity and exogenous factors. The PRT allows New England Telephone to continue moving the prices of its services closer to the costs of providing them. New England Telephone's most recent annual filing became effective on January 15, 1994. This filing calls for an overall revenue reduction of approximately $3.2 million for 1994, resulting from decreases in long distance revenues partially offset by increases in local service revenues.


Federal Regulatory Matters
Access Rates

     Effective January 1, 1991, the FCC lowered its interstate access rate of return from 12% to 11.25%. Interstate access tariffs for New York Telephone and New England Telephone (collectively, the "telephone subsidiaries") reflect this rate of return.

     Effective January 1, 1991, the FCC adopted incentive regulation in the form of price caps with respect to interstate services provided by the telephone subsidiaries. Price caps focus on local exchange carriers' ("LECs") prices page 27 1993 Consolidated Financial Statements
NYNEX

rather than costs and set maximum limits on prices LECs can charge for their services. These limits are subject to adjustment each year to reflect inflation, a productivity factor and certain other cost changes. Future improvements in interstate earnings will depend upon actual productivity improvements in excess of the productivity rate established by the FCC, effective response to competition and continued growth in the demand for interstate access services. Moreover, the FCC retained cost of service rate-making methodologies for new services, which may limit the benefits of incentive regulation. Under FCC price cap regulation, the telephone subsidiaries may earn a return on equity up to approximately 15%. Above that level, earnings are subject to equal sharing with ratepayers, until they reach an effective cap on interstate return on equity of approximately 18.7%. Revised tariffs under the price cap rules became effective in July 1991 and July 1992 and reduced interstate access rates by approximately $68 million and $25 million, respectively. On July 2, 1993, the telephone subsidiaries implemented the third annual update to the price cap rates, which will result in a net reduction in interstate access rates of approximately $90 million by June 1994.

     In September 1992, the FCC adopted rules requiring certain LECs, including the telephone subsidiaries, to offer physical collocation to interexchange carriers for the provision of special access services under terms and conditions similar to the intrastate collocation arrangements already in existence in Massachusetts and New York. The telephone subsidiaries filed Special Access Expanded Interconnection tariffs on February 16, 1993. The FCC issued an order on September 2, 1993 requiring certain LECs, including the telephone subsidiaries, to file Switched Transport Expanded Interconnection tariffs. The telephone subsidiaries filed their tariffs on November 18, 1993. Although the FCC rejected requests by the LECs to impose contribution charges, the FCC granted the LECs additional pricing flexibility to be effective after expanded interconnection arrangements become available. The financial impact of the FCC rules is not presently determinable.

     On December 5, 1993, the telephone subsidiaries filed a petition with the FCC for a waiver to implement the Universal Service Preservation Plan ("USPP") in order to compete more effectively with alternative providers of local telephone service. The USPP would reduce the Switched Access rate for multiline business users in zones of high traffic density by approximately 40 percent and would shift most of the revenues lost from this rate reduction to flat, per-line charges applicable to all access lines. Overall annual access revenues would be reduced by $25 million.

Unified Tariffs
     In 1992, the telephone subsidiaries implemented a three-step transition plan to unify their interstate access rates, with tariffs that became effective in January, July, and November 1992.

     With unification of interstate rates, the telephone subsidiaries report one unified interstate rate of return to the FCC, which will be the basis for determining any possible refund obligations due to overearnings as well as any need to increase interstate rates due to underearnings under the price cap plan. Previously, each telephone subsidiary's individual rate of return was used for such purposes.

          page 28 1993 Consolidated Financial Statements
NYNEX

     While the unified rate structure is designed to have no impact on the telephone subsidiaries' aggregate interstate revenues, New England Telephone experienced an overall increase in interstate rates, and New York Telephone experienced an offsetting interstate rate decrease. In order to avoid sudden changes in each of the telephone subsidiary's earnings, the telephone subsidiaries implemented a transition plan to phase-in the earnings effect of the unified rate structure.

Modification of Final Judgment
     In July 1991, the Modification of Final Judgment ("MFJ") restriction on the provision of the content of information services by NYNEX and the other regional holding companies ("RHCs") was lifted. On May 28, 1993, the United States Court of Appeals for the District of Columbia affirmed that decision, allowing the RHCs and LECs, including NYNEX and the telephone subsidiaries, to create and own the content of the information they transmit over the telephone lines and to provide data processing services to customers. On November 15, 1993, the United States Supreme Court declined to review the Court of Appeals decision.

Operating Revenues
     Operating revenues increased in 1993, principally due to increased revenues from Telecommunications and Cellular, partially offset by decreased revenues from Other Diversified Operations principally due to the sale of BIS in July 1993. In 1992, operating revenues decreased principally due to decreased revenues from Other Diversified Operations primarily resulting from the sale of the NYNEX Business Centers in June 1991, partially offset by increased revenues from Telecommunications and Cellular.

Analysis of Segment Revenues

(In millions)                            For the years ended December 31,
Unaffiliated Revenues                       1993         1992        1991
                                           -----         ----       -----
Telecommunications                     $11,525.8    $11,301.0    $11,138.2
Cellular                                   440.5        351.4        324.1
Publishing                                 872.2        863.0        875.1
Financial Services                         101.8         75.5         78.9
Other Diversified Operations               467.5        591.6        838.4
                                       ---------    ---------    ---------
Consolidated revenues                  $13,407.8    $13,182.5    $13,254.7
                                       ---------    ---------    ---------
          page 29 1993 Consolidated Financial Statements
NYNEX

Telecommunications
     Telecommunications revenues increased $224.8 million, or 2.0%, in 1993 and $162.8 million, or 1.5%, in 1992.

     Local service and Long distance revenues increased a net $186.3 million, or 2.5%, in 1993. Local service revenues increased $165.3 million, or 2.6%, primarily due to a net $225 million increase resulting from increased demand as evidenced by growth in access lines, growth in sales of advanced calling features, higher usage associated with winter storms and the World Trade Center bombing in 1993 (see Operating Expenses), approximately $52 million from increased rates for local services at New England Telephone due to the restructuring of Massachusetts rates (see State Regulatory Matters), and an increase in rates to cover higher gross receipts taxes at New York Telephone. These increases were partially offset by a $55 million revenue reduction pursuant to the Third Stage and a $5 million reduction associated with the reversal of a 1990 deferral of private line revenues at New York Telephone. Long distance revenues increased $21.0 million, or 1.9%, primarily due to a $55 million increase attributable to regulatory accounting adjustments relating to intraLATA toll calling in upstate New York (see Operating Expenses). This increase was partially offset by decreases in demand for long distance services, primarily private line and wide area telecommunications, as a result of increased competition and customer shifts to lower priced services offered by the telephone subsidiaries, and a net $51 million decrease resulting from decreased rates at New England Telephone due to the restructuring of Massachusetts rates.

     Local service and Long distance revenues increased a net $152.5 million in 1992 primarily due to increased demand for local services, growth in sales of advanced calling features, increased rates for local services at New England Telephone due to the restructuring of Massachusetts rates, and an increase in rates to cover higher gross receipts taxes at New York Telephone. These increases were partially offset by decreases in demand for long distance services, primarily private line and wide area telecommunications, as a result of increased competition and customer shifts to lower priced services offered by the telephone subsidiaries, and decreased rates at New England Telephone due to the restructuring of Massachusetts rates.

     Network access revenues increased $31.4 million in 1993. Switched access revenues increased $58 million as a result of increased usage partially offset by a reduction in rates, which included decreased rates to reflect lower gross receipts taxes at New York Telephone. This increase was partially offset by a $27 million decline in special access revenues primarily due to a reduction in rates, increased competition and customer shifts to lower priced services offered by the telephone subsidiaries. The total effect of interstate rate reductions on Network access revenues was $82 million.

     Network access revenues increased $61.0 million in 1992 due principally to an $18 million increase in interstate rates to cover higher gross receipts taxes at New York Telephone and a $50 million increase in switched access revenues as a result of increased usage partially offset by a reduction in rates. Special access revenues declined $7 million primarily due to a reduction in rates, increased competition, and customer shifts to lower priced services offered by the telephone subsidiaries.

          page 30 1993 Consolidated Financial Statements
NYNEX

     Other revenues increased $7.1 million in 1993, primarily due to the following at New York Telephone: (1) a $24 million increase from the reversal of previously recorded reductions in revenues in connection with the phase-out of ad valorem taxes on central office equipment, (2) a $22 million increase due to the imputed reduction of these revenues in 1992, (3) a $10 million reduction associated with the reversal of a 1992 deferral of revenues for concession service, (4) a $10 million decrease due to the 1992 imputation of these revenues, and (5) a $9 million increase in wire installation revenues. There was also a net $26 million decrease in billing and collection revenues primarily attributable to a contract provision with American Telephone and Telegraph Company ("AT&T").


     Other revenues decreased $50.7 million in 1992 primarily due to the following decreases: (1) $24 million attributable to a decrease in ad valorem taxes on New York Telephone central office equipment (see Operating Expenses),
(2) $7 million at Telesector Resources Group, Inc. ("Telesector Resources") because of a policy change curtailing sales to unaffiliated companies, and (3) $25 million from a billing and collection contract provision with AT&T resulting in the recognition of additional revenue in 1991. In 1990, NYNEX and AT&T signed a six-year contract, extending the telephone subsidiaries' roles as AT&T's long distance billing and collection agents. The agreement allows AT&T the flexibility of gradually assuming certain administrative and billing functions performed by the telephone subsidiaries.

Cellular

     Cellular  revenues  increased  $89.1 million,  or 25.4%,  in 1993 and $27.3 million, or 8.4%, in 1992. The segment's customer base for mobile telecommunications services continued to expand, increasing 47% in 1993 and 27% in 1992. This growth was spread across all cellular markets; however, in both years, customer growth was partially offset by a decline in average minutes of use per customer and lower average prices.

     The growth in cellular revenues is expected to continue, consistent with anticipated growth in the cellular industry as a whole. However, future revenues may be impacted by increased competitive pressures on pricing and market share, the effects of a broader customer base with lower average usage, and recovery of the Northeast economy.

     On December 3, 1993, NYNEX Mobile Communications Company ("NYNEX Mobile") entered into a definitive agreement to purchase the northeastern properties of Contel Cellular Inc. Some transactions have closed; the remainder are subject to various governmental approvals and third party consents.


Publishing
     Publishing revenues increased $9.2 million, or 1.1%, in 1993 and decreased $12.1 million, or 1.4%, in 1992. The 1993 increase was primarily due to the publication of directories in the Czech Republic. Yellow Pages advertising revenues did not fluctuate significantly, as decreased sales volume was offset by increased prices. The 1992 decrease was due to decreased Yellow Pages advertising revenues as a result of decreased sales volume, partially offset by increased prices. The decreased sales volume in both years is attributed primarily to the recessionary impact on many companies' advertising expenditures; however, revenues are expected to grow over the next several years primarily as a result of increased revenues from the publication of directories internationally and increased Yellow Pages prices.

          page 31 1993 Consolidated Financial Statements
NYNEX

Financial Services
     Financial Services revenues increased $26.3 million, or 34.8%, in 1993 and decreased $3.4 million, or 4.3%, in 1992. The 1993 increase was principally due to continued growth in the portfolio of leveraged leases. The 1992 decrease was due to decreased revenues from real estate operations, partially offset by increased revenues from leveraged leases. Major leasing projects in both years included financing for aircraft, industrial equipment, railroad cars, power generation equipment, residential real estate and telecommunications and computer equipment.

Other Diversified Operations
     Other Diversified Operations revenues decreased $124.1 million, or 21.0%, in 1993 and $246.8 million, or 29.4%, in 1992. The sale of BIS in July 1993 (see Business Restructuring) resulted in a reduction in 1993 revenues of $104 million. In 1993, there was also a decrease in demand for professional services, partially offset by growth in the customer base for international cable television and telephone operations. In January 1994, NYNEX completed the sale of AGS (see Business Restructuring). Total 1993 revenues from AGS were $296 million. In 1992, there was a decrease in demand for professional services, partially offset by increased revenues from international operations. The sale of the NYNEX Business Centers in June 1991 and the 1991 reorganization of NYNEX Business Information Systems Company's ("NBISC") Office Systems Division resulted in a reduction in revenues in 1992 of $261 million.

Operating Expenses
     Operating expenses in 1993, 1992 and 1991 were $13.1, $10.7 and $11.7 billion, respectively, representing an increase over the prior year of $2.4 billion, or 22.7%, in 1993 and a decrease of $1.0 billion, or 8.7%, in 1992.

     Operating expenses excluding Depreciation and amortization and Taxes other than income (in millions)


        93............................$9,501.6

        92............................$7,082.4

        91............................$8,144.4

     In 1993, Operating expenses excluding Depreciation and amortization and Taxes other than income increased $2.0 billion at the "telecommunications group" (consisting of New York Telephone, New England Telephone and Telesector Resources), principally due to $1.6 billion of 1993 pretax restructuring charges (see Business Restructuring) and increased employee benefit costs. Operating expenses excluding Depreciation and amortization and Taxes other than income at NYNEX's subsidiaries other than the telecommunications group increased $465.2 million, principally due to $465.8 million of 1993 restructuring charges recorded in operating expenses; increased data processing, commissions, and advertising costs associated with the continued expansion of the customer base for cellular telecommunications services; and increased expenses related to the growth in international cable television and telephone operations. These increases were partially offset by decreased expenses resulting from the sale of BIS.

          page 32 1993 Consolidated Financial Statements
NYNEX

     Employee costs, consisting primarily of wages, payroll taxes, and employee benefits, increased $294.9 million in 1993 at the telecommunications group. There was a $141 million increase in benefit costs for active and retired employees due primarily to increased medical costs and an accrual for a supplemental executive retirement plan, and a $75 million charge resulting from a reversal of deferred pension costs at New York Telephone as ordered by the NYSPSC (see State Regulatory Matters). In 1993, wages and payroll taxes increased $79 million due to increases in salary and wage rates and additional labor costs due to winter storms, the World Trade Center bombing in 1993 (see Operating Revenues), and initiatives to improve service-quality levels, partially offset by a reduction in the work force due to force reduction plans.

     All other operating expenses, consisting primarily of contracted and centralized services, rent and other general and administrative costs, increased $48.0 million in 1993 at the telecommunications group due primarily to a $64 million increase resulting from regulatory accounting adjustments relating to intraLATA toll calling in upstate New York (see Operating Revenues), a $13 million increase due to the telephone subsidiaries' contractual share of a predivestiture AT&T liability, and a $9 million increase at New York Telephone primarily attributable to the reversal of deferred inside wire expense recorded in 1991 and 1992. The increases were partially offset by a $15 million decrease in bad debt expense recognized pursuant to provisions of the billing and collections contract with AT&T, a $13 million decrease resulting from capitalization in 1993 of certain 1993 and 1992 engineering charges at New England Telephone, and a $13 million decrease in material and supply expense.

     In 1992, Operating expenses excluding Depreciation and amortization and Taxes other than income decreased $597.2 million at the telecommunications group, principally due to $477 million of 1991 restructuring charges, force reductions, and cost containment measures (see Business Restructuring). Operating expenses excluding Depreciation and amortization and Taxes other than income at NYNEX's subsidiaries other than the telecommunications group decreased $464.8 million, principally due to the sale of the NYNEX Business Centers and the reorganization of NBISC's Office Systems Division.

     Employee costs decreased $456 million in 1992 at the telecommunications group due principally to $386 million of pretax charges recorded in 1991 associated with force reduction programs (see Business Restructuring), which included $153 million of pension-related expenses and $233 million for severance and other costs. In 1992, wages and payroll taxes decreased $94 million due primarily to a decreased number of employees, partially offset by increased wage rates. There was a net $34 million increase in benefit costs for active and retired employees primarily due to increased medical costs, partially offset by a $10 million reduction in pension costs primarily as a result of lump sum benefit payments to management employees.

     All other operating expenses decreased $141 million in 1992 at the telecommunications group due primarily to $91 million of pretax charges recorded in 1991 (see Business Restructuring) and to the implementation of cost containment measures throughout NYNEX. In 1992, decreases in contracted and centralized services expense of $81 million and material and supply expense of $10 million were partially offset by a $60 million increase in right-to-use fees resulting primarily from software purchases.

          page 33 1993 Consolidated Financial Statements
NYNEX

Taxes other than income (in millions)

        93............................$1,038.9

        92............................$1,054.6

        91............................$1,122.6

     In 1993, Taxes other than income decreased $21.5 million at the telecommunications group. At New York Telephone, there was: (1) a $29 million decrease in ad valorem taxes primarily attributable to the completion of the phase-out of the tax on central office equipment, (2) a $22 million decrease in property taxes due principally to lower assessments, and (3) a $4 million increase due to increased gross receipts tax rates. At New England Telephone, there was a $19 million increase in property taxes primarily attributable to increased tax rates and municipal assessments. At NYNEX's subsidiaries other than the telecommunications group, there was a $5.8 million increase principally due to increased property taxes.

     In 1992, Taxes other than income decreased $63.8 million at the telecommunications group. At New York Telephone, there was an $80 million decrease in ad valorem taxes primarily attributable to the phase-out of the tax on central office equipment, partially offset by a $16 million increase resulting from higher gross receipts tax rates. At New England Telephone, there was a $9 million increase in property taxes. At NYNEX's subsidiaries other than the telecommunications group, there was a $4.2 million decrease principally due to decreased property taxes.

Depreciation and amortization (in millions)

        93............................$2,534.0

        92............................$2,518.0

        91............................$2,397.5

     In 1993, Depreciation and amortization increased $18.1 million at the telecommunications group. The increase included: (1) a $69 million increase due to increased telephone plant in service, (2) a $41 million increase resulting from revised intrastate depreciation rates in Massachusetts, Rhode Island, and New Hampshire, (3) a $25 million increase due to represcribed interstate depreciation rates at New England Telephone, (4) a $62 million decrease due to the completion of intrastate amortization of electro-mechanical switching equipment in Massachusetts in 1992, (5) a $20 million decrease due to the completion of interstate amortization of the reserve deficiency in 1992, (6) an $11 million decrease in the amortization of the reserve deficiency for analog electronic switching systems offices in Rhode Island, (7) a $4 million decrease due to recognition in 1992 of expenses that were previously deferred in accordance with a prior regulatory agreement in New Hampshire, and (8) a $3 million decrease due to the completion of the amortization of customer premise wiring in 1992 at New England Telephone. The 1993 net decrease in Depreciation and amortization of $2.1 million at NYNEX's subsidiaries other than the telecommunications group was primarily due to the sale of BIS.

          page 34 1993 Consolidated Financial Statements
NYNEX

     In 1992, Depreciation and amortization increased $159.3 million at the telecommunications group. The increase included: (1) a $91 million increase due to represcribed interstate depreciation rates retroactive to January 1, 1992 at New York Telephone, (2) a $35 million increase due to accelerated intrastate amortization of electro-mechanical switching equipment in Massachusetts, (3) a $27 million increase due to increased telephone plant in service, (4) an $18 million increase due to accelerated intrastate amortization associated with the analog switch retirement program in Rhode Island, (5) a $16 million increase due to a 1991 change in depreciable lives at New York Telephone, and (6) a $61 million decrease due to the amortization of the depreciation reserve deficiency at the telephone subsidiaries. The 1992 net decrease in Depreciation and amortization of $38.8 million at NYNEX's subsidiaries other than the telecommunications group was primarily due to $45 million of 1991 restructuring charges related to asset write-downs.

Operating Income
     The decrease in Operating income for 1993 reflects the effect of $2.1 billion of pretax restructuring charges in 1993 (see Business Restructuring). The 1992 increase in Operating income reflects the effect of $769 million of pretax restructuring charges in 1991 (see Business Restructuring) and decreased losses in Other Diversified Operations in 1992 due to the sale of the NYNEX Business Centers and the reorganization of NBISC's Office Systems Division.

Analysis of Segment Operating Income
(In millions)                                   For the years ended December 31,
Operating Income                              1993          1992           1991
                                          --------      --------        -------

Telecommunications                          $967.2      $2,643.7       $1,963.7
Cellular                                       1.4          61.3           48.5
Publishing                                    52.2          57.2           47.4
Financial Services                            38.9          63.4           27.0
Other Diversified Operations                (384.8)        (67.6)        (169.3)
                                          --------      --------        -------
                                             674.9       2,758.0        1,917.3
Adjustments and eliminations                  14.9           2.5           13.0
Corporate expenses                          (356.5)       (233.0)        (340.1)
                                          --------      --------        -------
Consolidated operating income               $333.3      $2,527.5       $1,590.2
                                          --------      --------        -------

Telecommunications

     Telecommunications operating income decreased $1.7 billion, or 63.4%, in 1993 and increased $680.0 million, or 34.6%, in 1992. The 1993 decrease was principally due to $1.6 billion of 1993 pretax restructuring charges (see Business Restructuring) and increased benefit costs, partially offset by increased revenues. The 1992 increase was principally due to $488 million of 1991 pretax restructuring charges (see Business Restructuring) and to increased revenues, force reductions and cost containment in 1992.

Cellular

     Cellular operating income decreased $59.9 million, or 97.7%, in 1993 and increased $12.8 million, or 26.4%, in 1992. The 1993 decrease was principally due to $61 million of pretax restructuring charges (see Business Restructuring). Excluding these charges, 1993 operating income was flat compared to 1992. In 1993, increased revenues were offset by increased data processing, commissions, and advertising costs associated with the expansion of the customer base. In 1992, growth in revenues exceeded the growth in operating expenses. Increased depreciation associated with cell site page 35 1993 Consolidated Financial Statements
NYNEX

construction in New York and commissions  related to customer  additions in
1992 were partially offset by: (1) a reduction in data processing costs as a result of the move to a new data center in 1991; (2) lower rent due to the transfer of ownership of the cellular headquarters from NYNEX Properties Company; (3) lower advertising and contracted services due to cost containment efforts and (4) a $6 million credit related to a vendor contract modification.

Publishing

     Publishing operating income decreased $5.0 million, or 8.7%, in 1993 and increased $9.8 million, or 20.7%, in 1992. The 1993 decrease was principally due to $6 million of pretax restructuring charges (see Business Restructuring). Excluding these charges, 1993 operating income was flat compared to 1992. In 1993, increased revenues from the publication of directories in the Czech Republic were offset by increased data processing costs and increased expenses for the publication of international directories. Excluding the effect of 1991 restructuring charges, 1992 operating income was flat compared to 1991. Although Yellow Pages advertising revenues decreased in 1992, cost containment measures resulted in lower expenses.

Financial Services

     Financial Services operating income decreased $24.5 million, or 38.6% in 1993 and increased $36.4 million in 1992. The 1993 decrease was principally due to $40 million of pretax restructuring charges associated with plans to sell certain real estate holdings (see Business Restructuring), partially offset by increased revenues from leveraged leases. The 1992 increase was primarily due to 1991 restructuring charges and increased revenues from leveraged leases, partially offset by the discontinuance of real estate development efforts.

Other Diversified Operations

     The operating loss from Other Diversified Operations increased $317.2 million in 1993 and decreased $101.7 million, or 60.1%, in 1992. The 1993 increase was principally due to $301 million of pretax restructuring charges (see Business Restructuring), increased expenses related to growth in international cable television and telephone operations, and decreased operating income associated with the sale of BIS in July 1993. The 1992 decrease was due primarily to the sale of the NYNEX Business Centers, the reorganization of NBISC's Office Systems Division and the effect of restructuring charges in 1991, partially offset by losses from the professional services and software businesses and start-up and business development costs in international operations.

Other income (expense)-net (In millions)                  1993   1992   1991
- ----------------------------------------------------------------------------
                                                       $(118.9) $38.7 $(71.3)
- ----------------------------------------------------------------------------
     The decrease in 1993 was primarily due to $84 million for the interstate portion of call premiums and other charges associated with the refinancing of long-term debt, a net $37 million of interest received in 1992 as a result of tax audit settlements, primarily at the telephone subsidiaries, and $31 million of pretax restructuring charges (see Business Restructuring). The increase in 1992 was primarily due to 1991 restructuring charges and the aforementioned 1992 tax audit settlements.

          page 36 1993 Consolidated Financial Statements
NYNEX

Interest expense
(In millions)                                       1993     1992       1991
- -----------------------------------------------------------------------------
                                                  $659.5   $684.6     $726.0
- ------------------------------------------------------------------------------
     In 1993, average interest rates declined from 7.8% in 1992 to 7.1% primarily as a result of long-term debt refinancings, and average debt levels increased from $8.5 billion in 1992 to $8.8 billion (see Capital Resources and Liquidity). In 1992, average interest rates declined from 8.0% in 1991 to 7.8%, and average debt levels decreased from $8.8 billion in 1991 to $8.5 billion.


Income taxes
(In millions)                                       1993    1992    1991
- ------------------------------------------------------------------------------
                                                 $(172.7) $570.4  $192.1
- ------------------------------------------------------------------------------
     Earnings (loss) before income taxes and cumulative effect of change in accounting principle decreased $2.3 billion in 1993, principally due to pretax restructuring charges, and there was an increase in the reversal of excess deferred taxes from previous years that had been deferred at a tax rate higher than the 1993 statutory rate. These decreases were partially offset by the effect of the Revenue Reconciliation Act of 1993, which increased the statutory corporate federal income tax rate from 34 percent to 35 percent. Earnings (loss) before income taxes and cumulative effect of change in accounting principle increased $1.1 billion in 1992, and there was a decrease in the reversal of excess deferred taxes from previous years that had been deferred at a tax rate higher than the 1992 statutory rate.


     Adoption of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits"

     NYNEX adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement No. 112"), in the fourth quarter of 1993, retroactive to January 1, 1993. Statement No. 112 applies to postemployment benefits, including workers' compensation, disability plans and disability pensions, provided to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. Statement No. 112 changed NYNEX's method of accounting from recognizing costs as benefits are paid to accruing the expected costs of providing these benefits. The initial effect of adopting Statement No. 112 was reported as a cumulative effect of a change in accounting principle and resulted in a one-time, non-cash charge of $189.2 million ($121.7 million after-tax). In subsequent years, the effect of Statement No. 112 is not expected to result in periodic expense materially different from the expense recognized under the prior method. The rate recovery of these costs in the intrastate jurisdictions for New England Telephone has not been determined.


     Anticipated Effects of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities"

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"), effective for fiscal years beginning after December 15, 1993. Statement No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. At acquisition, debt and equity securities will be classified into one of three categories, and at page 37 1993 Consolidated Financial Statements
NYNEX

each reporting date, the classification of the securities will be assessed as to its appropriateness. Management anticipates that the implementation of Statement No. 115 will not have a material effect on NYNEX's results of operations and financial position.

Capital Resources and Liquidity
     Cash provided by operating activities was $3.7, $3.5 and $3.2 billion in 1993, 1992 and 1991, respectively. Excluding the effects of restructuring charges (see Business Restructuring), Management anticipates cash provided by operating activities in 1994 to continue in the range attained in recent years.

     Capital expenditures were $2.7, $2.4 and $2.5 billion in 1993, 1992 and 1991, respectively, and are projected to remain at a comparable level in 1994, excluding capital expenditures resulting from the re-engineering of systems and work processes (see Business Restructuring). In 1993, the telephone subsidiaries continued their capital expenditure program designed to upgrade and extend the existing telecommunications network, including new construction, optical fiber and modernization. These capital expenditures were funded primarily through cash generated from operations, and it is anticipated that 1994 capital expenditures will be similarly funded. Capital expenditures in 1993 also included the construction of 94 mobile cell sites, cell site digital upgrades, and the building of combined cable television/telephony networks in the United Kingdom.

     Other investing activities for 1993 included NYNEX's investment of $1.2 billion in Viacom Inc. ("Viacom"), which owns and operates cable television networks and other businesses worldwide. NYNEX and Viacom will pursue strategic partnership opportunities in domestic and international cable television, media entertainment, video transmission, and telecommunications. Under the terms of the agreement, either NYNEX or Viacom may reduce NYNEX's investment by $600 million if Viacom has not acquired a majority of the outstanding voting capital stock of Paramount Communications Inc. ("Paramount") by August 31, 1994 or if Paramount is acquired by a third party. Other investments in 1993 included a $176.8 million investment in Orient Telecom & Technology Holdings Ltd. to acquire an indirect interest of approximately five percent in TelecomAsia Corporation Public Company Limited ("TelecomAsia"), primarily for a network expansion project in Bangkok, Thailand, and to develop telecommunications opportunities in China, a $25.7 million investment in STET Hellas Telecommunications S.A. for a Greek cellular project, and an additional $23.7 million investment in TelecomAsia. Other investing activities for 1992 included the initial investment of $289.1 million in TelecomAsia.

     During 1993, commercial paper and other short-term debt increased a net $2.5 billion, resulting primarily from the investment in Viacom, long-term debt refinancings at the telephone subsidiaries, and increased capital expenditures. In 1993, financing activities included payments of $3.1 billion and proceeds of $2.4 billion, due to debt refinancings at the telephone subsidiaries to obtain lower interest rates. The majority of refinancing charges for the telephone subsidiaries, including call premiums, are deferred and amortized for intrastate rate-making purposes. It is estimated that these refinancings will result in an annual interest savings of approximately $62 million for the next five years, with savings thereafter varying.

          page 38 1993 Consolidated Financial Statements
NYNEX

     In general, the purpose of NYNEX's hedging program is to protect against adverse changes in foreign exchange rates, interest rates and other prices or rates, or to otherwise contribute to NYNEX's financing strategy. For example, in 1993, NYNEX entered into a hedging strategy to reduce the adverse impact of a tax rate increase on the earnings of NYNEX Credit Company's leveraged lease portfolio. The expected cash flows associated with the hedge are not expected to be material to NYNEX.

     The derivative instruments used by NYNEX to manage these risks may be separated into three fundamental components. These components are forwards, options, and swaps. NYNEX does not trade derivative positions for profit or speculation. Rather, it matches its derivative positions to proportional underlying financial exposures. Neither liquidity nor results of operations are expected to be materially affected by the hedging program.

     The extent of NYNEX's involvement in derivative transactions for hedging purposes is represented by contractual or notional amounts. These amounts serve as general volume indicators only and do not represent the potential gain or loss from market or credit risks.

     At December 31, 1993, NYNEX had derivative transactions with notional amounts totalling $2.0 billion maturing between 1994 and 2004. The estimated fair value of these transactions was a net payable position of $18.1 million including the $12 million of premiums received on basis swaption agreements. At December 31, 1992, NYNEX had derivative transactions with notional amounts totalling $352.2 million and an estimated fair value resulting in a net payable position of $7.4 million maturing between 1993 and 1997.

     NYNEX's use of foreign currency derivatives to hedge certain investments in foreign subsidiaries resulted in cumulative net gains on these derivatives of approximately $19.3 million and $14.4 million at December 31, 1993 and 1992, respectively, recorded as adjustments to stockholders' equity. In addition, as of December 31, 1993, approximately $12 million of premiums received on basis swaption agreements exercised in January 1994 will be amortized to income ratably over the life of the resultant basis swap agreements maturing in January 2004. In 1993, 1992 and 1991, NYNEX's income from continuing operations was reduced by $10.7, $7.6, and $1.8 million, respectively, from hedging activities, primarily as a result of increased interest expense relating to interest rate swaps.

     As of December 31, 1993, in connection with its hedging program, NYNEX had entered into various interest rate swap agreements to modify the interest rate structure associated with a portion of NYNEX's outstanding commercial paper and three outstanding medium-term notes. NYNEX entered into several interest rate swaps with notional amounts totalling $76.7 million and a $10 million interest rate cap to hedge commercial paper with a weighted average maturity of 39 days and a weighted average interest rate of 3.3% at December 31, 1993. The interest rate swaps, which have original maturities ranging from two to eight years, require NYNEX to receive a floating rate based primarily on the three-month London Interbank Offered Rate ("LIBOR") or the one-month Federal Composite Commercial Paper Rate and to pay a fixed rate. This has effectively created an average annual fixed rate on the hedged commercial paper of approximately 6.2% at December 31, 1993. The interest rate cap for the $10 million contracted amount protects NYNEX against increases above five percent in the monthly Federal Composite Commercial Paper Rate through September 1995. NYNEX has also entered into several interest rate swap agreements with notional amounts totalling $131 million relating to three page 39 1993 Consolidated Financial Statements
NYNEX

     outstanding fixed rate, non-callable medium-term notes with interest rates ranging from 7.5% to 9.4% and maturities from 1997 to 2001. The interest rate agreements, which require NYNEX to receive a fixed rate and to pay a floating rate based upon six-month LIBOR, have effectively converted the underlying notes to a floating rate averaging approximately 6.1% at December 31, 1993.

     In addition, in connection with managing the interest element related to the hedging of NYNEX's overseas investments and as an alternative to borrowing at higher interest rates in foreign countries, NYNEX had contracts with notional amounts of approximately $715.2 million with interest rate swap components. These contracts generally require NYNEX to receive interest at a fixed rate averaging approximately 2.6% and to pay a floating interest rate based on the three-month or six-month LIBOR averaging approximately 4.5% at December 31, 1993.

     In 1993, 1992 and 1991, NYNEX issued new shares of common stock for employee savings plans and the Dividend Reinvestment and Stock Purchase Plan, which increased equity by approximately $32 million in 1993, $230 million in 1992, and $260 million in 1991. During most of 1993, NYNEX purchased shares on the open market to fulfill plan requirements. As of November 1, 1993, NYNEX discontinued purchasing shares and began issuing new shares. In January 1993, NYNEX began a stock repurchase program in connection with employee stock option plans established in 1992. NYNEX expects to repurchase common shares in the open market over a period of up to ten years; as stock options are exercised, repurchased shares will be released into the open market. Approximately one million common shares were repurchased in 1993 in connection with this program. On July 15, 1993, the Board of Directors of NYNEX declared a two-for-one stock split in the form of a 100 percent stock dividend.

     At December 31, 1993, NYNEX's capital structure consisted of 53.9% debt and 46.1% equity, compared with 45.8% debt and 54.2% equity at December 31, 1992, due primarily to the 1993 net loss resulting from business restructuring and to increased commercial paper.

     NYNEX CableComms, Ltd. is constructing a $3 billion fiber-optic network, to be completed by 1999, for the provision of cable television/telephony services in the northwest region of the United Kingdom. In December 1993, NYNEX invested in two newly-formed partnerships for the purpose of funding the construction program for this network. NYNEX, as the general partner, contributed assets with an aggregate market value of $130 million to the partnership that will manage the assets to be used to fund the construction program. This partnership is consolidated in NYNEX's financial statements. NYNEX contributed $4 million, accounted for as an equity method investment, as a limited partner in a second partnership which will obtain $384 million in financing with a term of ten years for the construction program. NYNEX has provided certain guarantees and indemnifications to the financing partnership regarding the completion of the construction program and any breach of the agreements due to events prior to the creation of the partnerships. This type of financing could provide significant additional funds over the next five years.

     NYNEX Capital Funding Company ("CFC") has unissued registered medium-term debt securities of $1.5 billion at December 31, 1993. When issued, these securities will be guaranteed by NYNEX. The proceeds of these securities will be used to provide financing for NYNEX Corporation and the nontelephone subsidiaries. It is anticipated that CFC securities will be issued to meet funding requirements of NYNEX and certain nontelephone subsidiaries throughout 1994.

          page 40 1993 Consolidated Financial Statements
NYNEX

     In December 1993, an independent bond rating agency lowered its rating of the long-term debt of NYNEX Corporation, which includes NYNEX Credit Company and CFC. Although Management cannot predict that the bond ratings of NYNEX Corporation, New York Telephone and New England Telephone will remain at current levels, Management believes that the bond ratings will remain at levels that are indicative of strong credit support for timely principal and interest payments in the foreseeable future.

     On February 28, 1994, New York Telephone issued $450 million in debentures and $150 million in notes and used the proceeds to repay short-term borrowings from NYNEX. The proceeds were used by NYNEX to repay commercial paper borrowings. Pursuant to the indentures for certain of its debentures, New York Telephone has covenanted that it will not issue additional funded debt securities ranking equally with or prior to such debentures unless it has maintained an earnings coverage of 1.75 for interest charges for a period of any 12 consecutive months out of the 15 month period prior to the date of the proposed issuance. As a result of the 1993 business restructuring charges (see Business Restructuring), New York Telephone does not currently meet the earnings coverage requirement.

     NYNEX is evaluating the benefits of additional debt refinancings and the issuance of additional debt and equity securities in 1994 to meet financing needs.

Competition and Other Matters

     Various business alliances and other undertakings were announced in the telecommunications industry in 1993 that indicate an intensifying level of competition, especially with respect to the operations of the telephone subsidiaries. AT&T intends to acquire McCaw Cellular Communications Inc. ("McCaw") through a merger. McCaw operates in a number of areas within NYNEX's region in the Northeast. US WEST Inc. acquired a major interest in Time Warner Entertainment Co. L.P., which includes Time Warner Cable. Time Warner Cable has extensive operations in the Northeast, including New York City. Cablevision Systems Corp., which operates in Boston, Long Island, and Westchester County, plans to construct a fiber-optic network to deliver telecommunications and video services. MCI Communications Corp. ("MCI") plans to spend $2 billion to establish local fiber-optic networks in 20 major cities, including New York and Boston, offering a way to bypass the local exchange carrier, including the telephone subsidiaries, and connect directly to MCI's long-distance network. In certain markets in New York City and Boston, the telephone subsidiaries face significant competition from local access providers with substantial resources.

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

     NYNEX is implementing a major restructuring of its business (see Business Restructuring) and is pursuing strategic alliances in order to meet this competition. NYNEX expects that such competition will affect its revenues in the future; however, Management is unable to predict with any certainty the effects such competition may have on NYNEX's results of operations.

          page 41 1993 Consolidated Financial Statements
NYNEX

     NYNEX is aggressively pursuing the enactment of changes to current restrictions on providing certain communication, information, and entertainment services over the network. NYNEX currently provides some of these services overseas, such as joint telephone and cable television service in the United Kingdom and advanced voice, data, video and cable services in Thailand. If legislation pending before Congress were passed, NYNEX would be able to offer video programming in its own service areas, offer long-distance service and manufacture telecommunications equipment.

     The telephone subsidiaries currently account for the economic effects of regulation in accordance with the provisions of Statement No. 71. Statement No. 71 would no longer apply in the event that the recoverability of operating costs through rates becomes unlikely or uncertain, whether resulting from competitive effects or specific regulatory actions. NYNEX continuously assesses its position and the recoverability of its telecommunications assets with respect to Statement No. 71 and believes that Statement No. 71 still applies. However, it is possible that events in the industry and the markets in which NYNEX operates could change NYNEX's position in the near future. The impact of such a change would result in a material non-cash charge and would be reported as an extraordinary item. This charge would include: (1) the write-off of previously established regulatory assets and liabilities, and (2) and an adjustment to the carrying value of telephone plant if it is determined, using a projected cash flow approach, that impairment exists. It is not practicable to estimate the charge at this time due to the effect of possible regulatory settlements that would affect the recovery of asset balances should subsequent events require discontinuance of Statement No. 71.

page 42 1993 Consolidated Financial Statements
NYNEX

Item 8.  Consolidated Financial Statements

Report of Independent Accountants

To the Stockholders and Board of Directors of NYNEX Corporation:

     We have audited the consolidated financial statements and the consolidated financial statement schedules of NYNEX Corporation and its subsidiaries listed in Item 14(a)(1) and (2) of this Form 10-K/A, Amendment No. 2. These consolidated financial statements and consolidated financial statement schedules are the responsibility of NYNEX Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYNEX Corporation and its subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Notes A and C to the consolidated financial statements, NYNEX Corporation changed its methods of accounting for income taxes, postretirement benefits other than pensions, and postemployment benefits in 1993.

Coopers & Lybrand
Coopers & Lybrand
New York, New York
February 9, 1994
page 43 1993 Consolidated Financial Statements
NYNEX

Report of Management

     Management of NYNEX Corporation and its subsidiaries ("NYNEX") has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and, in Management's opinion, are fairly presented. The consolidated financial statements include amounts that are based on Management's best estimates and judgments. Management also prepared the other information in this report and is responsible for its accuracy and consistency with the consolidated financial statements.

     The consolidated financial statements have been audited by Coopers & Lybrand, independent accountants, whose appointment was ratified by NYNEX's stockholders. Management has made available to Coopers & Lybrand all of NYNEX's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, Management believes that all representations made to Coopers & Lybrand during its audit were valid and appropriate.

     Management of NYNEX has established and maintains an internal control structure that is designed to provide reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of the internal control structure should not exceed the benefits to be derived. The internal control structure provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process. Management monitors the internal control structure for compliance, considers recommendations for improvement from both the internal auditors and Coopers & Lybrand, and updates such policies and procedures as necessary. Monitoring includes an internal auditing function to independently assess the effectiveness of the internal controls and recommend possible improvements thereto. Management believes that the internal control structure of NYNEX is adequate to accomplish the objectives discussed herein.

     The Audit Committee of the Board of Directors, which is comprised of directors who are not employees, meets periodically with Management, the internal auditors and Coopers & Lybrand to review the manner in which they are performing their responsibilities and to discuss matters relating to auditing, internal controls and financial reporting. Both the internal auditors and Coopers & Lybrand periodically meet privately with the Audit Committee and have access to the Audit Committee at any time.

     Management also recognizes its responsibility for conducting NYNEX activities under the highest standards of personal and corporate conduct. This responsibility is accomplished by fostering a strong ethical climate as characterized in NYNEX's Codes of Business Conduct, publicized throughout NYNEX. These codes of conduct address, among other things, standards of personal conduct, potential conflicts of interest, compliance with all domestic and foreign laws, accountability for NYNEX property, and the confidentiality of proprietary information.

William C. Ferguson
William C. Ferguson
Chairman of the Board and Chief Executive Officer


Peter M. Ciccone
Peter M. Ciccone
Vice President and Comptroller
page 44  1993 Consolidated Financial Statements
 NYNEX

Consolidated Statements of Income

For the year ended December 31, in millions, except per share amounts                              1993          1992         1991
- ----------------------------------------------------------------------------------------------------------------------------------
          Operating Revenues
          Local service                                                                       $ 6,472.9     $ 6,307.6    $ 6,097.0
          Long distance                                                                         1,134.4       1,113.4      1,171.5
          Network access                                                                        3,387.2       3,355.8      3,294.8
          Other                                                                                 2,413.3       2,405.7      2,691.4
- ----------------------------------------------------------------------------------------------------------------------------------
          Total operating revenues                                                             13,407.8      13,182.5     13,254.7
- ----------------------------------------------------------------------------------------------------------------------------------
          Operating Expenses [Note Q]
          Maintenance and support                                                               3,194.2       2,778.6      2,973.9
          Depreciation and amortization                                                         2,534.0       2,518.0      2,397.5
          Marketing and customer services                                                       1,441.1       1,281.0      1,287.6
          Taxes other than income [Note M]                                                      1,038.9       1,054.6      1,122.6
          Selling, general and administrative                                                   4,031.1       2,163.9      2,778.5
          Other                                                                                   835.2         858.9      1,104.4
- ----------------------------------------------------------------------------------------------------------------------------------
          Total operating expenses                                                             13,074.5      10,655.0     11,664.5
- ----------------------------------------------------------------------------------------------------------------------------------
          Operating income                                                                        333.3       2,527.5      1,590.2
          Other income (expense)-net                                                             (118.9)         38.7        (71.3)
          Interest expense                                                                        659.5         684.6        726.0
- ----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes and cumulative effect of
          change in accounting principle                                                         (445.1)      1,881.6        792.9
          Income taxes [Note B]                                                                  (172.7)        570.4        192.1
- ----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of change in
          accounting principle                                                                   (272.4)      1,311.2        600.8
          Cumulative effect of change in accounting for
          postemployment benefits, net of taxes [Note C]                                         (121.7)          --            --
- ----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                               $(394.1)    $ 1,311.2        600.8
- ----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share before cumulative effect of
          change in accounting principle*                                                       $   (.66)   $     3.20   $     1.49
          Cumulative effect per share of change in accounting principle                             (.29)           --           --
- ----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share*                                                                      $   (.95)   $     3.20   $     1.49
- ----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding*                                                    412.7         409.8        403.0
- ----------------------------------------------------------------------------------------------------------------------------------
*Amounts for 1991 and 1992 have been  restated  to reflect a  two-for-one common stock split in the form of a 100 percent stock dividend  declared on July 15, 1993.

          See accompanying notes to consolidated financial statements.

page 45 1993 Consolidated Financial Statements
NYNEX

      Consolidated Balance Sheets
      December 31, in millions                                                                             1993               1992
- ----------------------------------------------------------------------------------------------------------------------------------
      Assets
         Current assets:
         Cash and temporary cash investments                                                           $   157.8         $    88.9
         Receivables (net of allowance of $205.9 and $190.3, respectively)                               2,439.1           2,382.2
         Inventories                                                                                       169.2             186.5
         Prepaid expenses                                                                                  306.2             321.0
         Deferred charges and other current assets                                                         849.4             545.7
- ----------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                            3,921.7           3,524.3
- ----------------------------------------------------------------------------------------------------------------------------------
         Property, plant and equipment-net [Note D]                                                     20,250.0          19,973.2
         Deferred charges and other assets [Note E]                                                      5,286.7           4,234.2
- ----------------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                                  $29,458.4         $27,731.7
- ----------------------------------------------------------------------------------------------------------------------------------
      Liabilities and Stockholders' Equity
         Current liabilities:
         Accounts payable [Note M]                                                                     $ 2,853.3         $ 2,564.1
         Short-term debt [Note G]                                                                        3,190.1           1,419.4
         Other current liabilities [Note M]                                                                763.3             811.0
- ----------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                                       6,806.7           4,794.5
- ----------------------------------------------------------------------------------------------------------------------------------
         Long-term debt [Notes F and L]                                                                  6,937.8           7,018.2
         Deferred income taxes                                                                           3,545.0           3,406.8
         Unamortized investment tax credits                                                                360.3             426.1
         Other long-term liabilities and deferred credits [Notes B and C]                                3,393.1           2,362.4
- ----------------------------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                                              21,042.9          18,008.0
- ----------------------------------------------------------------------------------------------------------------------------------
         Commitments and contingencies [Notes K, L, O, and P]
         Stockholders' equity: [Notes I and J]
         Preferred stock--$1 par value, 70,000,000 shares authorized                                           -                 -
         Preferred stock--Series A Junior Participating--$1 par value,
              5,000,000 shares authorized                                                                      -                 -
         Common stock--$1 par value, 750,000,000 shares authorized                                         431.1             214.2
         Additional paid-in capital                                                                      6,624.5           6,520.0
         Retained earnings                                                                               2,388.3           3,958.7
         Treasury stock--(16,215,353 and 7,375,946 shares, respectively, at cost)                         (648.1)           (572.9)
         Deferred compensation--LESOP Trust                                                               (380.3)           (396.3)
- ----------------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                                      8,415.5           9,723.7
- ----------------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                                                    $29,458.4         $27,731.7
- ----------------------------------------------------------------------------------------------------------------------------------

       See accompanying notes to consolidated financial statements.

page 46 1993 Consolidated Financial Statements
NYNEX



       Consolidated Statements of Changes in Stockholders' Equity
                                                                                                         Deferred          Total
                                                           Additional                                    Compensation-     Stock-
                                      Common   Common      Paid-In         Retained       Treasury       LESOP             holders'
          In millions                 Shares   Stock       Capital         Earnings       Stock          Trust             Equity
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1990            207.5    $207.5      $6,016.7       $3,935.9        $(572.9)        $(438.4)         $9,148.8
  Employee benefit and
   dividend reinvestment
   plans [Notes I and J]                3.6       3.6         265.5              -              -            23.0             292.1
  Dividends
   ($2.28 per common share)               -         -             -         (923.0)             -               -            (923.0)
  Other                                   -         -            .1            1.1              -               -               1.2
  Net income                              -         -             -          600.8              -               -             600.8
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991            211.1    $211.1      $6,282.3       $3,614.8        $(572.9)        $(415.4)         $9,119.9
  Employee benefit and
   dividend reinvestment
   plans [Notes I and J]                3.1       3.1         237.2            (.1)             -             19.1            259.3
  Dividends
   ($2.32 per common share)               -         -             -         (954.3)             -                -           (954.3)
  Other                                   -         -            .5          (12.9)             -                -            (12.4)
  Net income                              -         -             -        1,311.2              -                -          1,311.2
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,1992             214.2    $214.2      $6,520.0       $3,958.7        $(572.9)         $(396.3)        $9,723.7
  Employee benefit and
   dividend reinvestment
   plans [Notes I and J]                2.3       2.3         100.3              -          (67.0)            16.0             51.6
  Stock split [Note I]                214.6     214.6             -         (206.4)          (8.2)               -                -
  Dividends
   ($2.36 per common share)               -         -             -         (974.8)             -                -           (974.8)
  Other                                   -         -           4.2            4.9              -                -              9.1
  Net loss                                -         -             -         (394.1)             -                -           (394.1)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993            431.1    $431.1      $6,624.5       $2,388.3        $(648.1)         $(380.3)        $8,415.5
- ------------------------------------------------------------------------------------------------------------------------------------

        At December 31, 1993 there were 972,151 stockholders of record of common shares. See accompanying notes to consolidated financial statements.

page 47 1993 Consolidated Financial Statements
NYNEX

Consolidated Statements of Cash Flows

For the year ended December 31, in millions                                             1993                 1992              1991
- -----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                                                                  $ (394.1)            $1,311.2          $  600.8
- -----------------------------------------------------------------------------------------------------------------------------------
Adjustments to
 reconcile net income (loss) to net
 cash provided by operating activities:
Depreciation and amortization                                                       2,534.0              2,518.0           2,397.5
Amortization of unearned lease income-net                                             (91.7)               (67.1)            (57.8)
Allowance for funds used during construction-equity component                         (30.8)               (30.6)            (28.6)
Changes in operating assets and liabilities:
 Receivables                                                                          (56.9)               107.8             152.1
 Inventories                                                                           17.3                 51.4             198.8
 Prepaid expenses                                                                      14.8                 22.1             (16.4)
 Deferred charges and other current assets                                           (303.7)                43.4            (202.9)
 Accounts payable                                                                     284.4               (483.6)             56.5
 Other current liabilities                                                            (47.7)                24.4            (257.9)
 Deferred income taxes and Unamortized investment tax credits                          72.4                214.4             191.6
Other long-term liabilities and deferred credits                                    1,030.7               (168.5)            892.9
Other-net                                                                             626.5                (35.2)           (679.5)
- ----------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                   4,049.3              2,196.5           2,646.3
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           3,655.2              3,507.7           3,247.1
- -----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Capital expenditures                                                               (2,717.2)            (2,449.6)          (2,499.3)
Investment in leased assets                                                          (241.5)              (198.6)            (133.5)
Cash received from leasing activities                                                  57.7                 62.8               68.9
Other investing activities-net                                                     (1,349.5)              (308.0)              17.8
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (4,250.5)            (2,893.4)          (2,546.1)
- -----------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Issuance of commercial paper and short-term debt                                   14,438.6              9,030.2           17,132.0
Repayment of commercial paper and short-term debt                                 (11,985.6)            (8,781.0)         (17,447.8)
Issuance of long-term debt                                                          2,410.9                573.0              521.2
Repayment of long-term debt and capital leases                                       (141.3)              (673.7)            (148.4)
Debt refinancings and call premiums                                                (3,120.3)              (123.2)             (70.8)
Issuance of common stock                                                               98.3                146.9              170.3
Purchase of treasury stock                                                            (92.3)                   -                  -
Dividends paid                                                                       (944.1)              (855.6)            (821.2)
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                   664.2               (683.4)            (664.7)
- -----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in Cash and temporary cash investments                         68.9                (69.1)              36.3
Cash and temporary cash investments at beginning of year                               88.9                158.0              121.7
- -----------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of year                               $    157.8            $    88.9         $    158.0
- -----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

     page 48 1993 Consolidated Financial Statements

NYNEX

Notes to Consolidated Financial Statements


A ACCOUNTING  POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of NYNEX Corporation and its subsidiaries ("NYNEX"). The 1992 and 1991 consolidated financial statements have been reclassified to conform to the current year's format.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which includes the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71") to the effects of rate actions by the Federal Communications Commission (the "FCC") and certain state regulatory commissions for New York Telephone Company ("New York Telephone") and New England Telephone and Telegraph Company ("New England Telephone") (collectively, the "telephone subsidiaries"). The rate actions of regulators can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, impose a liability, or eliminate a previously imposed liability on a regulated enterprise. The telephone subsidiaries apply Statement No. 71 instead of any conflicting provisions of accounting standards in other authoritative pronouncements. The effects of Statement No. 71 are reflected in the consolidated financial statements and material effects, where practicable to determine, are detailed in this Note and the individual Notes to Consolidated Financial Statements related to the specific financial statement line items.

     The major components of non-plant regulatory net assets (liabilities) are as follows:

                                                              December 31,
In millions                                                1993           1992
                                                       --------        -------
Compensated absences                                   $  186.4       $  191.1
Deferred pension costs                                    448.4          523.4
Refinancing costs                                         286.5          208.9
Deferred taxes                                             38.0         (232.8)
Other                                                     172.9          227.6
                                                       --------         -------
Total                                                  $1,132.2        $ 918.2
                                                       --------         -------

Cash and Temporary Cash Investments
     Temporary cash investments are liquid  investments with maturities of three
months  or  less.   Temporary  cash   investments  are  stated  at  cost,  which
approximates market value.

     NYNEX's cash management policy is to make funds available in banks when checks are presented. At December 31, 1993 and 1992, NYNEX had recorded in Accounts payable checks outstanding but not presented for payment of $203.1 and $266.0 million, respectively.

Inventories
     The telephone subsidiaries' inventories consist of materials and supplies that are stated principally at average cost. Inventories purchased for resale are calculated using weighted average cost and are stated at the lower of cost or market. Certain other inventories are carried on a last-in, first-out basis and are stated at the lower of cost or market.

       page 49 1993 Consolidated Financial Statements
         NYNEX

Property, Plant and Equipment
Property, plant and equipment is stated at its original cost.

     When depreciable plant is disposed of by the telephone subsidiaries, the carrying amount, salvage, and cost to remove such plant are charged to accumulated depreciation.

     Depreciation rates used by the telephone subsidiaries are prescribed by the FCC and by the various state public service commissions ("commissions") for interstate operations and for intrastate operations, respectively. All rates are calculated on a straight-line basis using the concept of "remaining life". The represcription process requires the telephone subsidiaries to perform a detailed study using actual and estimated factors to develop future life expectancy of telephone plant investments, including technological evolution, competition, asset utilization, modernization plans, and regulatory commitments. Both the telephone subsidiaries and the commission staffs submit factors deemed appropriate to permit asset recovery. The commissions select the one they believe to be the most appropriate from among these alternatives. Utilizing
these  factors,   new  depreciation  rates  are  set  to  enable  the  telephone subsidiaries to recover costs of plant additions as well as to permit the prospective recovery of deficiencies in existing depreciation reserve balances as a result of shorter asset lives to be utilized on a going forward basis. The represcription process occurs on a triennial basis and includes the commissions and the telephone subsidiaries. Once new depreciation rates are set, the commissions may take rate actions to permit the telephone subsidiaries to recover costs if deemed necessary.

     The quantification of the difference between recorded depreciation and depreciation that would have been recorded in accordance with generally accepted accounting principles for an entity not subject to the provisions of Statement No. 71 is not practicable at present. Property, plant and equipment for all other subsidiaries is depreciated on a straight-line basis over its useful life.

     Regulatory  authorities  allow the  telephone  subsidiaries  to  capitalize interest,  including  an  allowance  on  share  owner's  equity,  as a  cost  of constructing certain plant and as income, included in Other income (expense)-net. Such income will be realized over the service life of the plant as the resulting higher depreciation expense is recovered through the rate-making process.

Financial Instruments
     NYNEX hedges certain portions of its exposure to foreign currency and interest rate fluctuations through a variety of strategies and instruments. Generally, foreign currency forwards and range forwards are carried at fair value. Gains and losses applicable to these derivatives are recorded to income currently with the exception of amounts related to foreign currency derivatives that have been identified as a hedge of a net investment in a foreign subsidiary. Hedge results of a net investment in a foreign subsidiary are excluded from income and recorded as adjustments to stockholders' equity until the related subsidiary is sold or substantially liquidated. The interest elements of these foreign currency derivatives are recognized to income ratably over the life of the contracts. Interest rate swaps and related interest rate derivatives (swaptions, caps) identified as hedges are generally not carried at fair value. Rather, interest rate swap receipts or payments are recognized as adjustments to interest expense as received or paid. Swap termination payments and fees or premiums applicable to swaptions and caps are recognized as adjustments to interest expense over the life of the agreements.

page 50 1993 Consolidated Financial Statements
 NYNEX

Computer Software Costs
     The telephone subsidiaries capitalize initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For non-central office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed. This accounting treatment conforms to the rules set forth by the FCC. The nontelephone subsidiaries expense computer software acquired or developed for internal use, as incurred.

Refinancing Charges
     The telephone subsidiaries defer the intrastate portion of call premiums and other charges associated with the redemption of long-term debt and expense the interstate portion of these charges, as required by the state regulatory commissions and the FCC, respectively. The deferred amounts are amortized over periods stipulated by state regulatory commissions. Prior to January 1, 1988, these charges were deferred and amortized for both intrastate and interstate purposes.

Income Taxes
     Effective January 1, 1993, NYNEX adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"), which superseded Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes." The effect of implementing Statement No. 109 on NYNEX's financial position and results of operations was not significant. Statement No. 109 requires that deferred tax assets and liabilities be measured based on the enacted tax rates that will be in effect in the years in which temporary differences are expected to reverse. However, for the telephone subsidiaries, the treatment of excess deferred taxes resulting from the reduction of tax rates prior to 1993 is subject to federal income tax and regulatory rules.

     Deferred income tax provisions of the telephone subsidiaries are based on amounts recognized for rate-making purposes. The telephone subsidiaries recognize a deferred tax liability and establish a corresponding regulatory asset for tax benefits previously flowed through to ratepayers. The major temporary difference that gave rise to the net deferred tax liability is depreciation, which for income tax purposes is determined based on accelerated methods and shorter lives.

     Statement No. 71 requires the telephone subsidiaries to reflect the additional deferred income taxes as regulatory assets to the extent that they will be recovered in the rate-making process. In accordance with the normalization provisions under federal tax law, the telephone subsidiaries reverse excess deferred taxes relating to depreciation of regulated assets over the regulatory lives of those assets. For other excess deferred taxes, the regulatory agencies generally allow amortization of excess deferred taxes over the reversal period of the temporary difference giving rise to the deferred taxes.

     On August 10, 1993, the Revenue Reconciliation Act of 1993 was signed into law, and the statutory corporate federal income tax rate increased to 35 percent from 34 percent, retroactive to January 1, 1993. In accordance with Statement No. 109, NYNEX adjusted its current and deferred income tax balances to reflect the tax rate change. The telephone subsidiaries reflected the page 51 1993 Consolidated Financial Statements
NYNEX

additional deferred income taxes arising from the tax rate increase primarily as regulatory assets.

     The Tax Reform Act of 1986 repealed the investment tax credit ("ITC"), effective January 1, 1986. As required by tax law, ITC for the telephone subsidiaries was deferred and is amortized as a reduction to tax expense over the estimated service lives of the related assets giving rise to the credits.

B      INCOME TAXES
The components of income tax (benefit) expense are as follows:

In millions                                  1993*          1992        1991
- -----------------------------------------------------------------------------
Federal:
Current                                   $ 466.9         $553.8      $ 438.0
Deferred-net                               (611.9)          13.2       (212.3)
Deferred tax credits-net                    (59.7)         (63.8)       (68.0)
- -----------------------------------------------------------------------------
                                           (204.7)         503.2        157.7
- -----------------------------------------------------------------------------
State and local:
Current                                      88.1           25.8         44.7
Deferred-net                                (59.2)          35.7         (9.8)
- -----------------------------------------------------------------------------
                                             28.9           61.5         34.9
- -----------------------------------------------------------------------------
Foreign                                       3.1            5.7          (.5)
- -----------------------------------------------------------------------------
Total                                     $(172.7)        $570.4      $ 192.1
- -----------------------------------------------------------------------------
*Does not include the deferred tax benefit of $67.5 million associated with the Cumulative effect of change in accounting for postemployment benefits.

A reconciliation between the federal income tax (benefit) expense computed at the statutory rate and NYNEX's effective tax (benefit) expense is as follows:

                                           1993             1992           1991
- -------------------------------------------------------------------------------
Federal income tax (benefit)
expense computed at statutory rate     $(155.8)          $639.7         $269.5
a. Amortization of investment tax
   credits over the life of the assets
   which gave rise to the credits        (65.8)           (69.4)         (71.2)
b. Amortization of excess deferred
   federal taxes due to change
   in the tax rates                      (66.8)           (56.3)         (76.5)
c. State and local income taxes, net
   of federal tax benefit                 18.8             40.5           23.0
d. Depreciation of certain taxes
   and payroll-related construction
   costs capitalized for financial
   statement purposes, but
   deducted for income tax
   purposes in prior years                31.6             38.4           37.0
e. Exit from the information
   products and services business         87.1                -              -
f. Other items-net                       (21.8)           (22.5)          10.3
- -------------------------------------------------------------------------------
Income tax (benefit) expense           $(172.7)          $570.4         $192.1
- -------------------------------------------------------------------------------
page 52 1993 Consolidated Financial Statements
 NYNEX

     Instead of a state income tax, New York Telephone is subject to a gross receipts tax that is not included in "c" above. Temporary differences for which deferred income taxes have not been provided by the telephone subsidiaries are represented principally by "d" above. Only taxes currently payable on these temporary differences are recognized in the rate-making process.

     The components of current and long-term deferred tax assets and liabilities at December 31, 1993 are as follows:

In millions                                     Assets            Liabilities
- -----------------------------------------------------------------------------
Deferred tax due to:
      Depreciation and amortization              $   -               $3,265.0
      Leveraged leases                               -                  787.7
      Restructuring charges                      707.6                      -
      Benefits                                   860.0                  191.1
      Unamortized investment tax credits         197.1                      -
      Deferred publishing revenues               178.2                      -
      Other                                      195.5                  633.1
- -----------------------------------------------------------------------------
Total deferred taxes                           2,138.4                4,876.9
- -----------------------------------------------------------------------------
Valuation allowance*                            (113.9)
- -----------------------------------------------------------------------------
Net deferred tax assets                       $2,024.5                2,024.5
- -----------------------------------------------------------------------------
Net deferred tax liabilities                                         $2,852.4
- -----------------------------------------------------------------------------

* The valuation allowance primarily represents capital losses generated from the exit from the information products and services business which will probably not be utilized during the carryforward period.

     At December 1993 and 1992, the telephone subsidiaries recorded approximately $674 and $597 million, respectively, in deferred taxes representing the cumulative amount of income taxes on temporary differences that were previously flowed through to ratepayers. The telephone subsidiaries recorded a corresponding regulatory asset in deferred charges for these items, representing amounts that will be recovered through the rate-making process. These deferrals have been increased for the tax effect of future revenue requirements and will be amortized over the lives of the related depreciable assets concurrently with their recovery in rates.

     The telephone subsidiaries recorded a regulatory liability at December 31, 1993 and 1992 of approximately $630 and $871 million, respectively, in Other long-term liabilities and deferred credits and in Other current liabilities. A substantial portion of the regulatory liability relates to the reduction in the statutory federal income tax rate in 1986 and unamortized ITC. These liabilities have been increased for the tax effect of future revenue requirements.


C      EMPLOYEE BENEFITS

Pensions
     Substantially all NYNEX employees are covered by one of two noncontributory defined benefit pension plans (the "Plans"). Benefits for management employees are based on a modified career average pay plan while benefits for nonmanagement employees are based on a nonpay-related plan. Contributions page 53 1993 Consolidated Financial Statements
NYNEX

are made, to the extent deductible under the provisions of the Internal Revenue Code, to an irrevocable trust for the sole benefit of pension plan participants. Total pension (benefit) cost for 1993, 1992 and 1991 was ($167.0), $22.8, and $27.9 million, respectively.

The components are as follows:

In millions                                      1993         1992         1991
- -------------------------------------------------------------------------------
Estimated return on plan assets:
 Actual                                       $(1,964)     $  (757)     $(2,518)
 Deferred portion                                 833         (350)       1,485
- -------------------------------------------------------------------------------
 Net                                           (1,131)      (1,107)      (1,033)
Service cost                                      199          213          228
Interest cost on projected
 benefit obligation                               928          997          895
Other-net                                        (163)         (77)         (71)
- -------------------------------------------------------------------------------
Net pension (benefit) cost                       (167)          26           19
Deferred benefits (costs)
 principally due to state
 regulatory decisions                               -           (3)           9
- -------------------------------------------------------------------------------
Total pension (benefit) cost                  $  (167)     $    23      $    28
- -------------------------------------------------------------------------------

     The pension benefit for 1993 includes the effect of plan amendments and changes in actuarial assumptions for future compensation levels.

The following table sets forth the Plans' funded status and amounts recognized in the consolidated balance sheets:

                                                                December 31,
In millions                                                 1993           1992
- -------------------------------------------------------------------------------
Actuarial present value of accumulated
 benefit obligation, including vested
 benefits of $10,154 and $9,367, respectively            $11,082       $10,473
- -------------------------------------------------------------------------------
Plan assets at fair value, primarily listed stock,
 corporate and governmental debt and
 real estate                                             $14,607       $13,515
Less: Actuarial present value of projected
 benefit obligation                                       12,570        11,459
- -------------------------------------------------------------------------------
Excess of plan assets over projected
 benefit obligation                                        2,037         2,056
Unrecognized prior service cost                           (2,008)         (674)
Unrecognized net gain                                       (785)       (2,244)
Unrecognized transition asset                               (548)         (609)
- -------------------------------------------------------------------------------
Accrued pension cost                                     $(1,304)      $(1,471)
- -------------------------------------------------------------------------------


     The assumptions used to determine the projected benefit obligation at December 31, 1993 and 1992 include a discount rate of 7.5% and 8.5%, respectively, and an increase in future compensation levels of 4.5% in both years for management employees and 4.0% in both years for nonmanagement employees. The expected long-term rate of return on pension plan assets page 54 1993 Consolidated Financial Statements
 NYNEX

used to calculate pension expense was 8.9% in 1993 and 1992 and 8.5% in 1991. Periodically, the Plans have been amended to increase the level of plan benefits. The actuarial projections included herein anticipate plan improvements in the future.

     In 1992, NYNEX amended its management pension plan to provide early retirement incentives, which increased the projected benefit obligation by $11.7 million, of which $5.8 million was expensed and $5.9 million was deferred. In addition, management employees who left NYNEX in 1992 and 1993 under the Force Management Plan could elect to receive their pension benefit in a lump sum distribution, or as a monthly annuity beginning when they left the company. The 1992 reduction in the number of management employees and the lump sum option were accounted for as a curtailment and a settlement, respectively, and reduced pension costs by $75.3 million in 1992, of which $42.9 million was recognized as a reduction to expense and $32.4 million was deferred. The impact of the 1993 reduction in the number of employees and the lump sum option was not significant.

     In October 1991, NYNEX amended its nonmanagement pension plan to provide an early retirement incentive, which increased the projected benefit obligation in 1991 by $491.8 million, of which $150.0 million was expensed and $341.8 million was deferred. The expense associated with the nonmanagement early retirement incentive was included in the charges for force reduction programs in the fourth quarter of 1991.

Postretirement Benefits Other Than Pensions
     NYNEX provides certain health care and life insurance benefits for retired employees and their families. Substantially all of NYNEX's employees may become eligible for these benefits if they reach pension eligibility while working for NYNEX.

     Effective January 1, 1993, NYNEX adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("Statement No. 106"). Statement No. 106 changed the practice of accounting for postretirement benefits from recognizing costs as benefits are paid to accruing the expected cost of providing these benefits during an employee's working life. NYNEX is recognizing the transition obligation for retired employees and the earned portion for active employees over a 20-year period. The cost of health care benefits and group life insurance was determined using the unit credit cost actuarial method.

Net postretirement benefit cost for 1993 includes the following components:

In millions
- -----------------------------------------------------------------------------
Service cost                                          $ 45.6
Interest cost                                          333.6
Estimated return on plan assets                        (92.6)
Deferred asset gain                                      9.4
Amortization of transition obligation                  177.6
- -----------------------------------------------------------------------------
Net postretirement benefit cost                       $473.6
- -----------------------------------------------------------------------------
page 55 1993 Consolidated Financial Statements
 NYNEX

The following table sets forth the funded status and amounts recognized, as of December 31, 1993, for postretirement benefit plans:

In millions
- -----------------------------------------------------------------------------
Accumulated postretirement benefit
 obligation attributable to:
 Retirees                                          $(3,431.5)
 Fully eligible plan participants                     (456.1)
 Other active plan participants                       (881.1)
- -----------------------------------------------------------------------------
Total accumulated postretirement
 benefit obligation                                 (4,768.7)
Fair value of plan assets                            1,063.5
- -----------------------------------------------------------------------------
Accumulated postretirement benefit obligation
 in excess of plan assets                           (3,705.2)
Unrecognized net loss                                  269.0
Unrecognized transition obligation                   3,170.3
- -----------------------------------------------------------------------------
Accrued postretirement benefit cost                $  (265.9)
- -----------------------------------------------------------------------------

     The actuarial assumptions used to determine the 1993 obligation for postretirement benefit plans under Statement No. 106 include the following: discount rate of 7.5%; weighted average expected long-term rate of return on plan assets of 8.4%; weighted average salary growth rate of 4.2%; medical cost trend rate of 14.3% grading down to 4.5% in 2008; and dental cost trend rate of 5.0% grading down to 3.0% in 2002.

     A one percent increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of net postretirement benefit cost for 1993 by $29.2 million and would have increased the accumulated postretirement benefit obligation at December 31, 1993 by $298.6 million.

     As a result of planned work force reductions, NYNEX recorded an additional $519.5 million of postretirement benefit cost in 1993 accounted for as a curtailment.

     Total costs of providing benefits for retired employees and their families were $198.5 and $153.9 million in 1992 and 1991, respectively.

     A substantial portion of the expense recognized under Statement No. 106 relates to the telephone subsidiaries, which are subject to rate regulation. With respect to interstate treatment, the FCC released an order in January 1993 stating that costs recognized under Statement No. 106 are not exogenous costs and, therefore, did not warrant an upward rate adjustment under price caps at that time. In their April 1993 filing of interstate access tariffs under the FCC's price cap rules, the telephone subsidiaries sought an exogenous cost increase of $12 million to reflect the transition obligation for current retirees under Statement No. 106. The proposed rates went into effect July 1, 1993, subject to possible refund pending resolution of the accounting treatment of postretirement health care costs.

       page 56 1993 Consolidated Financial Statements
         NYNEX

     With respect to intrastate treatment, in January 1994 the New York State Public Service Commission ("NYSPSC") approved New York Telephone's plan for regulatory accounting and rate-making treatment allowing the adoption of both Statement No. 106 and Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("Statement No. 87"), on a revenue requirement neutral basis, providing for the amortization of existing deferred pension costs within a ten-year period, except that the NYSPSC required New York Telephone to write-off $75 million of previously deferred pension costs in 1993, and eliminating the need for additional deferrals of Statement No. 106 and Statement No. 87 costs.

     New England Telephone has implemented a similar plan as previously discussed with each of its state regulatory commissions. Approval of the plan is still pending in the State of Rhode Island.

     The telephone subsidiaries implemented Statement No. 106 for financial reporting purposes in accordance with the accounting plans submitted to state regulatory commissions.

     NYNEX established two separate Voluntary Employees' Beneficiary Association Trusts ("VEBA Trusts"), one for management and the other for nonmanagement, to begin prefunding postretirement health care benefits. In 1991 and 1992, NYNEX transferred a portion of excess pension assets, totaling $486 million, to health care benefit accounts within the pension plans and then contributed those assets to the VEBA Trusts. The assets in the VEBA Trusts consist primarily of equity and fixed income securities. Additional contributions to the VEBA Trusts are evaluated and determined by NYNEX management.

Postemployment Benefits

     NYNEX adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement No. 112"), in the fourth quarter of 1993, retroactive to January 1, 1993. Statement No. 112 applies to postemployment benefits, including workers' compensation, disability plans and disability pensions, provided to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. Statement No. 112 changed NYNEX's method of accounting from recognizing costs as benefits are paid to accruing the expected costs of providing these benefits. The initial effect of adopting Statement No. 112 was reported as a cumulative effect of a change in accounting principle and resulted in a one-time, non-cash charge of $189.2 million ($121.7 million after-tax). In subsequent years, the effect of Statement No. 112 is not expected to result in periodic expense materially different from the expense recognized under the prior method. The rate recovery of these costs in the intrastate jurisdictions for New England Telephone has not been determined.

page 57 1993 Consolidated Financial Statements
 NYNEX

D      PROPERTY, PLANT AND EQUIPMENT-NET

The components of property, plant and equipment-net are as follows:

                                                           December 31,
In millions                                             1993        1992
- -----------------------------------------------------------------------------
Buildings                                          $ 2,796.0       $ 2,725.8
Telephone plant and equipment                       28,568.9        27,860.0
Furniture and other equipment                        1,462.1         1,438.9
Other                                                  151.0           174.1
- -----------------------------------------------------------------------------
Total depreciable property, plant and equipment     32,978.0        32,198.8
Less: accumulated depreciation                      13,719.4        13,105.2
- -----------------------------------------------------------------------------
                                                    19,258.6        19,093.6
Land                                                   161.4           163.1
Plant under construction and other                     830.0           716.5
- -----------------------------------------------------------------------------
Total property, plant and equipment-net            $20,250.0       $19,973.2
- -----------------------------------------------------------------------------

E      LONG-TERM INVESTMENTS

     NYNEX's long-term investments were $1.9 billion and $500.8 million at December 31, 1993 and 1992, respectively, and are included in Deferred charges and other assets. In November 1993, NYNEX invested $1.2 billion in Viacom Inc. ("Viacom"), which owns and operates cable television networks worldwide. NYNEX purchased 24 million shares of Viacom preferred stock, carrying an annual dividend of five percent. The stock is convertible into shares of Viacom Class B non-voting common stock at a price of $70 per share. NYNEX has two seats on Viacom's board and will pursue strategic partnership opportunities in domestic and international cable television, media entertainment, video transmission, and telecommunications. Under the terms of the agreement, either NYNEX or Viacom may reduce NYNEX's investment by $600 million if Viacom has not acquired a majority of the outstanding voting capital stock of Paramount Communications Inc. ("Paramount") by August 31, 1994 or if Paramount is acquired by a third party. In November 1993, NYNEX invested $176.8 million for a 23.1% interest in Orient Telecom & Technology Holdings Ltd. ("OTT") to acquire an indirect interest of approximately five percent in TelecomAsia Corporation Public Company Limited ("TelecomAsia"), primarily for a network expansion project in Bangkok, Thailand, and to develop telecommunications opportunities in China. In 1992 and 1993, NYNEX invested $289.1 million and $23.7 million, respectively, in TelecomAsia. Viacom, OTT, and TelecomAsia are accounted for under the cost method. NYNEX's other long-term investments include equity and cost method investments in domestic and international interests, including cellular, real estate, telecommunications, and publishing ventures.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities" ("Statement No. 115"), effective for fiscal years beginning after December 15, 1993. Statement No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. At acquisition, debt and equity securities will be classified into one of three categories, and at each reporting date, the classification of the securities will be assessed as to its appropriateness. Management anticipates that the implementation of Statement No. 115 will not have a material effect on NYNEX's results of operations and financial position.

page 58 1993 Consolidated Financial Statements
 NYNEX

F      LONG-TERM DEBT

Interest rates and maturities on long-term debt outstanding are as follows:

                                Interest                         December 31,
In millions                       Rates        Maturities     1993      1992
- ----------------------------------------------------------------------------
Refunding Mortgage
Bonds:                     3 3/8%-7 3/4%        1996-2006 $  675.0   $  675.0
                                   6%-9%        2007-2014    425.0    1,075.0
Debentures:                    4%-8 1/5%        1996-2006    655.0      625.0
                           6 3/8%-9 3/5%        2007-2018  1,262.6    1,680.2
                           6 7/8%-9 3/8%        2022-2033  1,800.0    2,000.0
Notes                     3 1/3%-14 1/2%        1995-2008  1,475.5      779.5
Other                                                        619.4      151.4
Unamortized discount-net                                     (45.5)     (49.8)
- -----------------------------------------------------------------------------
                                                           6,867.0    6,936.3
- -----------------------------------------------------------------------------
Long-term capital lease
 obligations                                                  70.8       81.9
- -----------------------------------------------------------------------------
Total long-term debt                                      $6,937.8   $7,018.2
- -----------------------------------------------------------------------------

     The annual requirements for principal payments on long-term debt, excluding capital leases, are $113.1, $112.9, $133.1, $365.0 and $242.5 million for the years 1994 through 1998, respectively.

     The telephone subsidiaries' Refunding Mortgage Bonds and $2.0 billion of Debentures outstanding at December 31, 1993 are callable, upon thirty days' notice, by the respective telephone subsidiary, after the required term of years. Additionally, $350 million of Debentures are repayable on November 15, 1996, in whole or in part, at the option of the holder.

     Substantially all of New York Telephone's assets are subject to lien under New York Telephone's Refunding Mortgage Bond indenture. At December 31, 1993, New York Telephone's total assets were approximately $15.4 billion.

     On February 10, 1993, New York Telephone issued $100 million of its Thirty Year 7 5/8% Debentures due February 1, 2023 and callable on and after February 1, 2003. Net proceeds of the offering were used to repay short-term borrowings from NYNEX. NYNEX used the amount received from New York Telephone to repay commercial paper borrowings and, accordingly, $97.7 million of Short-term debt was classified as Long-term debt at December 31, 1992 and is presented in "Other" in the table above.

     At December 31, 1993, New York Telephone had $850 million of unissued, unsecured debt securities registered with the Securities and Exchange Commission ("SEC"). On February 28, 1994, New York Telephone issued $150 million of its Ten Year 6 1/4% Notes due February 15, 2004 and $450 million of its Thirty Year 7 1/4% Debentures due February 15, 2024. Net proceeds of the offering were used to repay short-term borrowings from NYNEX. NYNEX used the amount received from New York Telephone to repay commercial paper borrowings and, accordingly, $588.6 million of Short-term debt has been classified as Long-term debt at December 31, 1993 and is presented in "Other" in the table above. This reduces to $250 million the remaining unissued, unsecured debt securities registered with the SEC.

page 59 1993 Consolidated Financial Statements
 NYNEX

     Pursuant  to the  indentures  for  certain  of  its  debentures,  New  York
Telephone has covenanted that it will not issue additional funded debt securities ranking equally with or prior to such debentures unless it has maintained an earnings coverage of 1.75 for interest charges for a period of any 12 consecutive months out of the 15 month period prior to the date of proposed issuance. As a result of the 1993 business restructuring charges (see Note Q), New York Telephone does not currently meet the earnings coverage requirement.

     At December 31, 1993, New England Telephone had $500 million of unissued, unsecured debt securities registered with the SEC.

     At December 31, 1993, NYNEX Capital Funding Company had $1.5 billion of unissued medium-term debt securities registered with the SEC. When issued, these securities will be guaranteed by NYNEX.

G   SHORT-TERM DEBT


     At December 31, 1993, NYNEX had unused lines of credit with various financial institutions amounting to approximately $3.8 billion. These lines of credit, together with cash and temporary cash investments, are used to support outstanding commercial paper.

     NYNEX's short-term borrowings and related weighted average interest rates are as follows:

                                                                                                 Weighted average interest rates
                                                                            December 31,                   December 31,

In millions                                                          1993     1992         1991       1993     1992    1991
- -----------------------------------------------------------------------------------------------------------------------------------
Commercial paper and short-term debt@                            $3,068.6   $1,100.9     $949.1        3.4%     3.5%    4.9%
Debt maturing within one year #                                     113.1      308.5      613.5        7.8%     8.1%    9.4%
Current portion of long-term capital lease obligations                8.4       10.0       10.8
- -----------------------------------------------------------------------------------------------
Total short-term debt                                            $3,190.1   $1,419.4   $1,573.4
- -----------------------------------------------------------------------------------------------------------------------------------
In millions                                                          1993    1992          1991       1993     1992    1991
- -----------------------------------------------------------------------------------------------------------------------------------
Average amount of commercial paper
outstanding during the year!                                     $1,743.7   $1,022.7   $1,454.9       3.6%*     4.2%*   6.4%*
Maximum amount of commercial paper outstanding
at any month's end during the year                               $3,642.1   $1,211.8   $1,807.4
- -----------------------------------------------------------------------------------------------------------------------------------

     @ At December 31, 1993 and 1992, $588.6 and $97.7 million, respectively, of commercial paper borrowings were classified as Long-term debt because of their repayment by long-term borrowings.

     # At December 31, 1992, $175 million of New England Telephone's Thirty-Nine Year 8 5/8% Debentures due September 1, 2009 were classified as Short-term debt because of their redemption on January 19, 1993.

     ! Computed by dividing the sum of the aggregate principal amounts outstanding each day during the year by the total number of calendar days in the year.

     * Computed by dividing the aggregate related interest expense by the average daily face amount.

       page 60 1993 Consolidated Financial Statements
         NYNEX

H     FINANCING OF CABLECOMMS, LTD.

     In December 1993,  two  partnerships  were formed,  South  CableComms,  L.P
("SC"), and Chartwell Investors L.P. ("Chartwell"), both Delaware limited partnerships. These partnerships and their subsidiaries are separate and distinct legal entities from NYNEX, as are their assets and liabilities. Two wholly owned subsidiaries of NYNEX contributed assets, consisting of cash and stock, with an aggregate market value of $130 million to SC in exchange for general partner interests, and Chartwell contributed $20 million in cash to SC in exchange for a limited partner interest. All of the partners have committed to make future capital contributions as required by the Partnership Agreement. SC's purpose is to manage and protect a portfolio of assets, which is being used to fund the construction and operations of cable and telecommunications systems in the United Kingdom under contracts with NYNEX CableComms, Ltd. (a wholly owned subsidiary of NYNEX). SC is included in NYNEX's consolidated financial statements, and Chartwell's interest in SC is reflected in minority interest which is included in Other long-term liabilities and deferred credits.

     NYNEX also contributed $4 million to Chartwell in exchange for an initial 20% limited partner interest. The purpose of Chartwell is to obtain $384 million in financing for SC, and the funding of Chartwell will consist of equity and debt. Debt raised by Chartwell is collateralized by Chartwell's assets. It is non-recourse to the partners of Chartwell. The debt bears interest at a fluctuating rate based on Sterling London InterBank Offered Rate. It includes representations, warranties, covenants and events of default customary for bank loan agreements in financings of this nature. The term of the debt is ten years, with principal payments beginning after the fifth year, and Chartwell is entitled to receive cumulative preferential payments from SC sufficient to meet debt service requirements. For financial reporting purposes, NYNEX's investment in Chartwell is reflected in Deferred charges and other assets. As of December 31, 1993, neither NYNEX nor any of its other affiliates was indebted to SC or any of its affiliates.

     NYNEX provides a completion guarantee to Chartwell for the first five years of the debt. The completion guarantee requires that a minimum of 450,000 homes be passed by the network by December 31, 1998. As of December 31, 1993, in excess of 250,000 homes have been passed. In order to gain release from the completion guarantee, NYNEX must demonstrate that various financial ratios, such as operating cash flows to preferential payments for the cable and telecommunications system in the United Kingdom, and other tests, such as compliance with communication licenses, are satisfied. If the construction program does not meet such tests and these shortfalls are not cured within a specified time period, the completion agreement will necessitate payments to be made directly to Chartwell. The extent of the obligation upon NYNEX is merely the shortfall, if any, between the liquidation proceeds and the capital account of Chartwell. NYNEX will also provide indemnification to Chartwell, among others, in respect of certain liabilities, including all liability, loss or damage incurred as a result of any breach of the agreements set forth, and tax indemnifications relating to events prior to the creation of SC. In addition, NYNEX will maintain certain financial and operating standards and may, at any time, elect to purchase the general partner's interest in Chartwell's interest at the market value of the general partner's investment at the time of purchase.

page 61 1993 Consolidated Financial Statements
NYNEX

I     STOCKHOLDERS' EQUITY

Common Stock
     On July 15, 1993, the Board of Directors of NYNEX declared a two-for-one common stock split in the form of a 100 percent stock dividend, payable September 15, 1993 to holders of record at the close of business on August 16, 1993.

     As of November 1, 1993, NYNEX discontinued purchasing shares of its common stock and began issuing new shares in connection with employee savings plans and the Dividend Reinvestment and Stock Purchase Plan.

Shareholder Rights Agreement
     In October 1989, NYNEX adopted a Shareholder Rights Agreement, pursuant to which shareholders received a dividend distribution of one right for each outstanding share of NYNEX's common stock. As a result of the two-for-one common stock split, the rights have been adjusted so that shareholders receive one right for every two shares of common stock. Each right entitles the shareholder to buy 1/100 of a share of $1.00 par value Series A Junior Participating Preferred Stock from NYNEX at an exercise price of $250 per right. Five million shares of this Preferred Stock have been authorized, with three million shares reserved for exercise of the rights. The rights, which are subject to adjustment, will not be exercisable or separable from the common stock until ten days following a public announcement that a person or group has acquired beneficial ownership of 15% or more of NYNEX's outstanding common stock or ten business days following the commencement of, or public announcement of the intent to commence, a tender or exchange offer by a beneficial owner of 15% or more of the outstanding common stock.

     If any person becomes the beneficial owner of 15% or more of the outstanding common stock, each holder of a right will receive, upon exercise at the right's then current exercise price, common stock having a value equal to twice the exercise price. If NYNEX is acquired in a merger or business combination, or if 50% or more of NYNEX's assets or earning power is sold, each right holder will receive, upon exercise at the right's then current exercise price, common stock in the new company having a value equal to twice the exercise price of the right.

     NYNEX may exchange rights for shares of common stock or redeem rights in whole at a price of $.01 per right at any time prior to their expiration on October 31, 1999.

Leveraged Stock Ownership Plan
     In February 1990, NYNEX established a leveraged employee stock ownership plan ("LESOP") and loaned $450 million to the LESOP Trust ("internal LESOP note"). The LESOP Trust used the proceeds to purchase, at fair market value, 5.6 million shares of NYNEX's common stock held in treasury. NYNEX issued and guaranteed $450 million of 9.55% Debentures, the proceeds of which were principally used to repurchase 5.4 million shares in the open market, completing the stock repurchase plan. The Debentures require payments of principal annually and are due May 1, 2010. Interest payments are due semiannually. The Debentures and the internal LESOP note are recorded as Long-term debt and as Deferred compensation, respectively. Deferred compensation will be reduced as shares are released and allocated to participants.

       page 62 1993 Consolidated Financial Statements
         NYNEX


     NYNEX  maintains  savings  plans  that  cover   substantially  all  of  its
employees. Under these plans, NYNEX matches a certain percentage of eligible employee contributions. Under provisions of the Savings Plan for Salaried Employees, NYNEX's matching contributions are allocated to employees in the form of NYNEX stock from the LESOP Trust, based on the proportion of principal and interest paid by the LESOP Trust in a year to the remaining principal and interest due over the life of the internal LESOP note. Compensation expense is recognized based on the shares allocated method.

     NYNEX's matching contributions to the savings plans and any change in the required contribution as a result of leveraging this obligation are recorded as compensation expense. Compensation expense applicable to the savings plans for 1993, 1992 and 1991 was $81.3, $76.9 and $74.1 million, respectively, and was reduced by $26.2, $26.1 and $25.6 million, respectively, for the dividends paid on LESOP shares used to service the internal LESOP note.

J      STOCK OPTION PLANS


     NYNEX has stock option plans for key management employees under which options to purchase NYNEX common stock are granted at a price equal to or greater than the market price of the stock at the date of grant. In November 1989, NYNEX established the 1990 Stock Option Plan, approved by shareholders in May 1990, that permits the grant of options no later than December 1994 to purchase up to 4 million shares of common stock; options may not be exercisable for a period less than one year or greater than ten years from date of grant.

     The 1990 Stock Option Plan for key management employees allows for the granting of stock appreciation rights ("SARs") in tandem with options granted. Upon exercise of a SAR, the holder may receive shares of common stock and/or cash equal to the excess of the market price of the common stock at the exercise date over the option price. SARs may be exercised in lieu of the underlying option only when those options become exercisable.

     In August 1990, NYNEX acquired Stockholder Systems, Inc. ("SSI"). Under the terms of the SSI Acquisition Agreement, SSI employees were entitled to receive NYNEX common stock upon exercise of SSI stock options at a conversion rate that allowed the SSI stock option price to remain unchanged. The SSI option holders were not entitled to any SARs. As a result of NYNEX's sale of SSI in January 1994, SSI stock options are no longer exercisable for NYNEX common stock.

     Effective March 31, 1992, NYNEX established stock option plans for nonmanagement employees and for management employees other than those who are eligible to participate in the 1990 Stock Option Plan. Employees were granted options, with the number of options varying according to employee level, to purchase a fixed number of shares of NYNEX common stock at the market price of the stock on the grant date. Fifty percent of the options could be exercised one year from the grant date, with the remaining fifty percent exercisable two years from the grant date. These options expire ten years from the grant date.

     NYNEX has repurchased and placed in treasury stock approximately one million shares of its common stock for subsequent reissuance in connection with the employee stock option plans established in 1992.

page 63  1993 Consolidated Financial Statements
 NYNEX

     The following summarizes the activity for those shares under option under the various stock option plans and the SSI Acquisition Agreement, including the related SARs:
                                                                Price Range
Stock Options                                Shares              Per Share
- ------------------------------------------------------------------------------
Outstanding at December 31, 1990          1,043,680         $ 27.60 to $ 88.13
Granted                                     609,039         $ 69.13 to $ 72.25
Exercised                                   (72,016)        $ 31.35 to $ 69.88
Canceled                                    (88,174)        $ 43.82 to $ 88.13
SSI net activity                            (16,003)        $ 27.60 to $ 37.95
- ------------------------------------------------------------------------------
Outstanding at December 31, 1991          1,476,526         $ 27.60 to $ 88.13
Granted                                   8,316,058         $ 70.63 to $ 88.13
Exercised                                  (200,827)        $ 31.35 to $ 75.57
Canceled                                   (103,021)        $ 49.38 to $ 88.13
SSI net activity                            (35,596)        $ 27.60 to $ 37.95
- ------------------------------------------------------------------------------
Outstanding at December 31, 1992          9,453,140         $ 27.60 to $ 88.13
Granted prior to stock split                806,891         $ 70.63 to $ 88.88
Exercised prior to stock split             (644,196)        $ 31.34 to $ 88.13
Canceled prior to stock split               (79,473)        $ 69.13 to $ 88.13
Stock split (Note I)                      9,519,950
Granted after stock split                    16,595         $ 42.32 to $ 46.07
Exercised after stock split                (281,500)        $ 16.50 to $ 44.07
Canceled after stock split                 (106,605)        $ 21.91 to $ 44.07
SSI net activity                            (16,412)        $ 13.80 to $ 18.98
- ------------------------------------------------------------------------------
Outstanding at December 31, 1993         18,668,390         $ 13.80 to $ 46.07
- ------------------------------------------------------------------------------

                                             For the year ended December 31,
Number of shares                                 1993      1992      1991
- ------------------------------------------------------------------------------
Stock appreciation rights:
Outstanding at beginning of year                29,247    97,343   182,154
Granted                                              -     2,232         -
Exercised                                       (7,551)  (19,579)  (56,927)
Canceled                                       (23,571)  (50,749)  (27,884)
Stock split (Note I)                             3,739      -         -
- ------------------------------------------------------------------------------
Outstanding at end of year                       1,864    29,247    97,343
- ------------------------------------------------------------------------------

There were 8,250,014 and 704,241 stock options exercisable at December 31, 1993 and 1992, respectively.

       page 64 1993 Consolidated Financial Statements
         NYNEX

K     LEASES

     NYNEX leases certain facilities and equipment used in its operations. Rental expense was $337.0, $362.6 and $371.7 million for 1993, 1992 and 1991, respectively.

     At December 31, 1993, the minimum lease commitments under noncancelable leases for the periods shown were as follows:

In millions
Year                                     Operating       Capital
- ------------------------------------------------------------------------------
1994                                        $125.6        $ 20.1
1995                                          99.4          17.8
1996                                          89.2          16.3
1997                                          72.2          12.3
1998                                          64.2          11.7
Thereafter                                   471.9         404.4
- ------------------------------------------------------------------------------
Total minimum lease payments                $922.5         482.6
Less: executory costs                                       15.4
- ------------------------------------------------------------------------------
Net minimum lease payments                                 467.2
Less: interest                                             387.4
- ------------------------------------------------------------------------------
Present value of net minimum lease payments               $ 79.8
- ------------------------------------------------------------------------------

     NYNEX Credit Company ("NCC") is the lessor in leveraged and direct financing lease agreements under which commercial aircraft, railroad cars, industrial equipment, power generators, residential real estate, telecommunications and computer equipment are leased for terms of 5 to 30 years. Minimum lease payments receivable represent unpaid rentals, less principal and interest on third-party nonrecourse debt relating to leveraged lease transactions. Since NCC has no general liability for this debt, the related principal and interest have been offset against the minimum lease payments receivable. Minimum lease payments receivable are subordinate to the debt, and the debt holders have a security interest in the leased equipment.

     At December 31, 1993, the net investment in leveraged leases was $382.0 million and in direct financing leases was $86.4 million. At December 31, 1992, the net investment in leveraged leases was $283.1 million and in direct financing leases was $85.6 million. The components of NCC's net investment in these leases were as follows:

                                                       December 31,
In millions                                            1993     1992
- ------------------------------------------------------------------------------
Minimum lease payments receivable                  $1,344.9   $914.6
Unguaranteed residual value                           908.7    616.4
Initial direct costs                                     .8        -
Less: Unearned income                                 995.7    592.5
Deferred income taxes                                 771.9    559.4
Allowance for uncollectibles                           18.4     10.4
- ------------------------------------------------------------------------------
Net investment                                     $  468.4   $368.7
- ------------------------------------------------------------------------------
page 65  1993 Consolidated Financial Statements
 NYNEX

     At December 31, 1993, future minimum lease payments receivable, in millions, in excess of debt service requirements on nonrecourse debt related to leveraged and direct financing leases, are collectible as follows: $62.9 in 1994; $36.7 in 1995; $29.8 in 1996; $29.4 in 1997; $31.5 in 1998; and
$1,154.6 thereafter.

L     FINANCIAL INSTRUMENTS


Off-Balance-Sheet Risk and Concentrations of Credit Risk
     NYNEX has entered into transactions in financial instruments with off-balance-sheet risk, to reduce its exposure to market and interest rate risk in its short-term and long-term securities. NYNEX entered into various interest rate, currency, and basis swap transactions, with an aggregate notional amount of $2.0 billion, to hedge against interest rate and foreign exchange exposures. Of this amount, there were $679 million of foreign exchange hedges to counter currency fluctuations associated with foreign investments. These hedges and swaps mature at various dates from 1994 through 2004.

     Risk in these transactions involves both risk of counterparty nonperformance under the contract terms and risk associated with changes in market values and interest rates. The counterparties to these contracts consist of major financial institutions and organized exchanges. NYNEX continually monitors its positions and the credit ratings of its counterparties and limits the amount of contracts it enters into with any one party. While NYNEX may be exposed to credit losses in the event of nonperformance by these counterparties, it does not anticipate losses, due to the aforementioned control procedures. The settlement of these transactions is not expected to have a material effect upon NYNEX's financial position or results of operations.

Fair Value of Financial Instruments


     The following methods and assumptions were used to estimate the fair value of each type of financial instrument for which estimation was practicable:

     Long-term investments - The estimated fair value of investments accounted for under the cost method is based on quoted market prices for those or similar investments. The carrying amounts at December 31, 1993 and 1992 were $1.7 billion and $334.3 million, respectively. The estimated fair values at December 31, 1993 and 1992 were $3.2 billion and $318.6 million, respectively.

     Long-term debt - The estimated fair value of long-term debt is based on quoted market prices or discounted future cash flows using the weighted average coupon rate and current interest rates. The carrying amounts at December 31, 1993 and 1992 were $6.9 and $6.9 billion, respectively. The estimated fair values at December 31, 1993 and 1992 were $7.1 and $7.1 billion, respectively.

     Interest rate swaps/Foreign exchange hedges - The estimated fair value is based on amounts NYNEX would receive or pay to terminate such agreements taking into account current market rates. The estimated fair value at December 31, 1993 and 1992 was a net payable position of $18.1 and $7.4 million, respectively.

page 66 1993 Consolidated Financial Statements
 NYNEX

M     ADDITIONAL FINANCIAL INFORMATION

In millions                                         1993        1992       1991
- -------------------------------------------------------------------------------
Taxes other than income:
Property                                        $  399.6      $432.8     $515.4
Gross receipts                                     500.1       492.0      476.0
Payroll-related                                     65.1        53.9       57.4
Other                                               74.1        75.9       73.8
- -------------------------------------------------------------------------------
Total                                           $1,038.9    $1,054.6   $1,122.6
- -------------------------------------------------------------------------------
                                                                 December 31,
In millions                                                     1993       1992
- -------------------------------------------------------------------------------
Accounts payable:
Trade                                                       $1,089.0   $  979.5
Taxes                                                          146.7      165.2
Compensated absences                                           291.2      271.0
Dividends                                                      244.8      240.0
Payroll                                                        155.7      193.3
Interest                                                       113.4      136.9
Other                                                          812.5      578.2
- -------------------------------------------------------------------------------
Total                                                       $2,853.3   $2,564.1
- -------------------------------------------------------------------------------
Other current liabilities:
Advance billings and customers' deposits                    $  279.0   $  291.6
Deferred income taxes                                            4.1      101.3
Other                                                          480.2      418.1
- -------------------------------------------------------------------------------
Total                                                       $  763.3   $  811.0
- -------------------------------------------------------------------------------

     Total research and development costs charged to expense for 1993, 1992 and 1991 were $162.8, $131.7 and $108.4 million, respectively.

     In 1993, 1992 and 1991, American Telephone and Telegraph Company ("AT&T") provided approximately 16%, 17% and 17%, respectively, of NYNEX's total operating revenues, primarily Network access revenues and Other revenues from billing and collection services performed by the telephone subsidiaries for AT&T.

     Telesector Resources Group, Inc., a NYNEX subsidiary, owns a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Bellcore furnishes technical and support services to NYNEX relating to exchange telecommunications and exchange access services. For 1993, 1992 and 1991, NYNEX recorded charges of $128.5, $142.1 and $137.9 million, respectively, in connection with these services.

page 67  1993 Consolidated Financial Statements
 NYNEX

N     SUPPLEMENTAL CASH FLOW INFORMATION

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                        December 31,
In millions                                       1993       1992     1991
- ------------------------------------------------------------------------------
Income tax payments                             $591.8     $533.5   $443.9
- ------------------------------------------------------------------------------
Interest payments                               $611.7     $659.2   $653.3
- ------------------------------------------------------------------------------
Additions to property, plant and
 equipment under capital lease
 obligations                                    $   -      $  2.7   $  4.5
- ------------------------------------------------------------------------------
Noncash items excluded from
 the Statement of Cash Flows:
Common Stock issued for
 dividend reinvestment and
 stock compensation plans                       $ 29.6    $102.0    $ 97.5
Short-term debt classified as
 Long-term debt (see Note F)                    $588.6    $ 97.7    $  -
- ------------------------------------------------------------------------------

O     REVENUES SUBJECT TO POSSIBLE REFUND

     Several  state  and  federal  regulatory   matters,   including   affiliate
transaction issues in New York Telephone's 1990 intrastate rate case and overearnings complaints by interstate access customers, may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of December 31, 1993, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $172.9 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

P     LITIGATION AND OTHER CONTINGENCIES

     It is probable that local tax claims aggregating approximately $200 million in tax and $100 million in associated interest will be asserted against New York Telephone for the period 1984 through 1993. The claims relate to the taxability of New York Telephone's interstate and intrastate network access revenues. The current status is that these matters have been identified as possible audit adjustments by the taxing authority, and New York Telephone is presenting its arguments against those adjustments. While New York Telephone's counsel cannot give assurance as to the outcome, counsel believes that New York Telephone has strong legal positions in these matters.

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

page 68 1993 Consolidated Financial Statements
 NYNEX

Q     BUSINESS RESTRUCTURING

     In the fourth quarter of 1993, $2.1 billion of pretax business restructuring charges were recorded, primarily related to efforts to redesign operations and work force reductions. These charges include: $1.1 billion for severance and postretirement medical costs for employees leaving NYNEX through 1996; $626 million for re-engineering service delivery; $283 million for sale or discontinuance of information product and services businesses; and $106 million for restructuring at other nontelephone subsidiaries. The restructuring charges were included in the Consolidated Statements of Income as follows: Maintenance and support -- $192 million; Marketing and customer services -- $53 million; Selling, general and administrative -- $1.8 billion; and Other income (expense)-net -- $31 million.

     In the fourth quarter of 1991, $841 million of pretax organizational restructuring charges were recorded, including $563 million for force reduction programs and $278 million for restructuring in the real estate and Other Diversified Operations businesses. The charges were included in the Consolidated Statements of Income as follows: Other revenues -- $21 million; Maintenance and support -- $95 million; Depreciation and amortization -- $42 million; Marketing and customer services -- $19 million; Selling, general and administrative -- $593 million; and Other income (expense)-net -- $71 million.

page 69 1993 Consolidated Financial Statements
 NYNEX

R     SEGMENT INFORMATION

     A description of NYNEX's key business segments and Management's Discussion and Analysis of operating revenues and operating income by segment are presented on pages 28-31 and 34-35, respectively.

     Identifiable assets, depreciation expense and capital expenditures by business segment are as follows:

In millions                                           1993      1992      1991
- ------------------------------------------------------------------------------
Identifiable Assets:
Telecommunications                               $24,857.2 $24,343.3 $24,658.5
Cellular                                             676.4     523.4     419.8
Publishing                                           529.3     492.4     501.1
Financial Services                                 1,491.3   1,244.8   1,080.4
Other Diversified Operations                       1,856.9   1,675.1   1,600.4
- ------------------------------------------------------------------------------
Total identifiable assets                        $29,411.1 $28,279.0 $28,260.2
- ------------------------------------------------------------------------------
Depreciation and Amortization
 Expense:
Telecommunications                               $ 2,392.9 $ 2,374.8 $ 2,215.5
Cellular                                              66.1      67.3      46.2
Publishing                                            14.0      12.3      16.3
Financial Services                                      .8        .5       8.3
Other Diversified Operations                          60.2      63.1     111.2
- ------------------------------------------------------------------------------
Total depreciation and
 amortization expense                            $ 2,534.0 $ 2,518.0 $ 2,397.5
- ------------------------------------------------------------------------------
Capital Expenditures:
Telecommunications                               $ 2,327.8 $ 2,119.7 $ 2,255.9
Cellular                                             164.8     164.5     156.5
Publishing                                            13.1      17.5       7.1
Financial Services                                     1.1      16.7      24.5
Other Diversified Operations                         210.4     131.2      55.3
- ------------------------------------------------------------------------------
Total capital expenditures                       $ 2,717.2 $ 2,449.6 $ 2,499.3
- ------------------------------------------------------------------------------

     Total intersegment sales in 1993, 1992 and 1991 were $343.0, $358.1 and $416.1 million, respectively, principally in the Telecommunications segment. The Financial Services segment had total outstanding debt of $637.0, $565.2 and $499.9 million at December 31, 1993, 1992 and 1991, respectively.

     A reconciliation of total segment identifiable assets to consolidated assets is as follows:

In millions                           1993              1992              1991
- ------------------------------------------------------------------------------
Segment identifiable assets      $29,411.1         $28,279.0         $28,260.2
Adjustments and eliminations      (1,445.0)           (872.6)         (1,043.3)
Corporate assets                   1,462.7             295.7             256.3
Investment in unconsolidated
 subsidiary (Note M)                  29.6              29.6              29.4
- ------------------------------------------------------------------------------
Consolidated assets              $29,458.4         $27,731.7         $27,502.6
- ------------------------------------------------------------------------------
          page 70  1993 Consolidated Financial Statements
          NYNEX

 Supplementary Information

 Quarterly Financial Data (Unaudited)

 All adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period have been included in the following table.

                                                                                              For the quarter ended
In millions, except per share amounts                                      March 31,       June 30,  September 30,      December 31,
- ------------------------------------------------------------------------------------------------------------------------------------
1993
Operating revenues                                                        $3,320.2        $3,364.3        $3,330.4       $ 3,392.9
Operating income                                                          $  668.9        $  668.1        $  645.5       $(1,649.2)
Earnings (loss) before cumulative effect
 of change in accounting principle                                        $  331.1        $  340.2        $  298.3       $(1,242.0)
Cumulative effect of change in accounting for
 postemployment benefits, net of taxes                                      (123.5)              -             1.8               -
Net income (loss)@                                                        $  207.6        $  340.2        $  300.1       $(1,242.0)
Earnings (loss) per share before cumulative effect
 of change in accounting principle #                                      $     .80       $     .82        $    .72       $   (3.00)
Cumulative effect per share of change in accounting
 principle                                                                     (.30)              -             .01               -
Earnings (loss) per share @#                                              $     .50       $     .82       $     .73       $   (3.00)
Dividends per share #                                                     $     .59       $     .59       $     .59       $     .59
Market price:*#
 High                                                                     $   46.250      $   46.125      $   48.875      $   46.500
 Low                                                                      $   41.000      $   40.313      $   43.500      $   40.125
- ------------------------------------------------------------------------------------------------------------------------------------
1992
Operating revenues                                                        $ ,245.0        $3,290.8        $3,331.5        $3,315.2
Operating income                                                          $  629.4       $   657.1        $  625.1        $  615.9
Net income                                                                $  336.2       $   331.1        $  319.7        $  324.2
Per share:#
  Earnings                                                                $     .82      $      .81        $    .78       $     .79
  Dividends                                                               $     .58      $      .58        $    .58       $     .58
Market price:*#
 High                                                                     $   41.188     $    39.875      $   42.813      $   44.250
 Low                                                                      $   35.063     $    34.563      $   39.125      $   39.500
- ------------------------------------------------------------------------------------------------------------------------------------

     @ The quarters ended March 31, 1993 and September 30, 1993 have been restated as a result of the adoption of Statement No. 112 effective January 1, 1993 and the increase in the tax rate on this item.

     # Amounts for 1992 and the quarters ended March 31, 1993 and June 30, 1993 have been restated to reflect a two-for-one common stock split in the form of a 100 percent stock dividend declared on July 15, 1993.

     * Market price obtained from the New York Stock Exchange-Composite Transactions Index.

     Results for the first quarter of 1993 include the adoption of Statement No.
112. See Note C, "Employee Benefits," for further discussion. Results for the third quarter of 1993 reflect the effect of the increase in the statutory corporate federal income tax rate. See Note A, "Accounting Policies--Income Taxes," for further discussion. Results for the fourth quarter of 1993 reflect the effect of charges for business restructuring, including re-engineering operations and force reductions. The total pretax effect of these charges was distributed as follows: $2.1 billion was reflected in operating expenses and $31 million was reflected in Other income (expense)-net. The after-tax effect of these charges was a reduction in net income of approximately $1.4 billion. See the section entitled "Business Restructuring" included in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of these charges.

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)     Documents filed as part of this Annual Report on Form 10-K/A.

    (1)        Consolidated Financial Statements.  The following report and consolidated financial statements are contained in Item 8:

                    Report of Independent Accountants

                    Consolidated Statements of Income for each of the Three
                     Years in the Period Ended December 31, 1993

                    Consolidated Balance Sheets as of December 31, 1993 and
                     1992

                    Consolidated Statements of Changes in Stockholders'
                     Equity for each of the Three Years in the Period Ended December 31, 1993

                    Consolidated Statements of Cash Flows for each of the
                     Three Years in the Period Ended December 31, 1993

                    Notes to Consolidated Financial Statements

                    Supplementary Information
                     Quarterly Financial Data (Unaudited)

     (2)        Consolidated Financial Statement Schedules. The following
                 consolidated financial statement schedules, in response to
                 Item 14, were previously filed on the Registrant's 1993 Form 10-K, dated March 25, 1994 (File No. 1-8608):


                V - Property,  Plant and Equipment (as amended by the
                    Registrant's Form 10-K/A, Amendment No. 1, dated March 31, 1994)

                VI - Accumulated Depreciation, Depletion and Amortization of
                     Property, Plant and Equipment

                VIII - Valuation and Qualifying Accounts

                X - Supplementary Income Statement Information

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

    Exhibit
    Number

     (3)a Restated Certificate of Incorporation of NYNEX Corporation dated May 6, 1987 (Exhibit No.(3)a to the Registrant's filing on Form SE dated March 24, 1988, File No. 1-8608).

     (3)b By-Laws of NYNEX Corporation dated October 12, 1983, as amended October 17, 1991 (Exhibit No. (3)b to the Registrant's filing on Form 10-Q dated October 31, 1991, File No. 1-8608).

     (4) No instrument which defines the rights of holders of long-term debt of NYNEX and its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b) (4)
                       (iii) (A). Pursuant to this regulation, NYNEX hereby agrees to furnish a copy of any such instrument to the SEC upon request.

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

     (10)(ii)1 Shareholder Services Agreement between The First National Bank of Boston and NYNEX Corporation dated as of September 8, 1992 (Exhibit No. (10)(ii)1 to the Registrant's 1993 Annual Report on Form 10-K, dated March 25, 1994, File No. 1-8608).

     (10)(ii)2 Preferred Stock Purchase Agreement between NYNEX Corporation and Viacom Inc., dated October 4, 1993, and amendment thereto dated November 19, 1993
                       (Exhibit No. (10)(ii)2 to the Registrant's 1993 Annual Report on Form 10-K, dated March 25, 1994, File
                       No. 1-8608).

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

     (10)(iii)(A)22    Description of certain amendments to the NYNEX Senior
                       Management Long Term Incentive Plan (Exhibit No. (19)
                       (ii)1 to the Registrant's filing on Form SE, dated March
                       23, 1993, File No. 1-8608).

     (10)(iii)(A)23    Description of certain amendments to the NYNEX Senior
                       Management Non-Qualified Pension Plan (Exhibit No.
                       (19)(ii)2 to the Registrant's filing on Form SE, dated
                       March 23, 1993, File No. 1-8608).

     (10)(iii)(A)24    NYNEX Executive Retention Agreement (Exhibit No.
                       (10)(iii)(A)24 to the Registrant's 1993 Annual Report on
                       Form 10-K, dated March 25, 1994, File No. 1-8608).

     (10)(iii)(A)25    NYNEX Executive Severance Pay Plan (Exhibit No.
                       (10)(iii)(A)25 to the Registrant's 1993 Annual Report on
                       Form 10-K, dated March 25, 1994, File No. 1-8608).

     (11) Computation of Earnings Per Share (Exhibit No. (11) to the Registrant's 1993 Annual Report on Form 10-K, dated March 25, 1994, File No. 1-8608).

     (12) Computation of Ratio of Earnings to Fixed Charges (Exhibit No. (12) to the Registrant's 1993 Annual Report on Form 10-K, dated March 25, 1994, File No. 1-8608).

     (21) Subsidiaries of NYNEX (Exhibit No. (21) to the Registrant's 1993 Annual Report on Form 10-K, dated March 25, 1994, File No. 1-8608).

     (23)              Consent of Independent Accountants.

     (24) Powers of attorney (Exhibit No. (24) to the Registrant's 1993 Annual Report on Form 10-K, dated March 25, 1994, File No. 1-8608).

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

                               NYNEX CORPORATION




                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               NYNEX CORPORATION





                                            By    P. M. Ciccone
                                              ------------------------
                                                  P. M. Ciccone
                                         Vice President and Comptroller
                                         (Principal Accounting Officer)


December 13, 1994

                                                             Exhibit 23


                     CONSENT of INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the following Registration Statements of NYNEX Corporation of our reports dated February 9, 1994 on our audits of the consolidated financial statements and financial statement schedules of NYNEX Corporation and its subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, which reports are included or incorporated by reference in this Annual Report on Form 10-K/A, Amendment No. 2:

    - Registration Statements No. 2-94110, 33-16570 and 33-27802 on Form S-8 relating to the NYNEX Corporation Savings and Security Plan;

    - Registration Statements No. 2-95141 and 33-23156 on Form S-3 relating to the NYNEX Corporation Share Owner Dividend
         Reinvestment and Stock Purchase Plan;

    -  Registration Statements No. 2-95634, 2-95780 and 33-21635 on
         Form S-8 relating to the NYNEX Corporation Savings Plan for Salaried Employees;

    - Registration Statement No. 2-97813 on Form S-8 relating to the NYNEX 1984 Stock Option Plan;

    - Registration Statement No. 33-23447 on Form S-8 relating to the NYNEX Corporation UK Savings-Related Share Option Scheme;

    - Registration Statement No. 33-33592 on Form S-3 relating to $500,000,000 of NYNEX Corporation Debt Securities;

    - Registration Statement Nos. 33-34401 and 33-34401-01 on Form S-3 (as coregistrant and guarantor) relating to $300,000,000 of NYNEX Capital Funding Company Debt Securities, unconditionally guaranteed by NYNEX Corporation;

    - Registration Statement No. 33-35212 on Form S-3 relating to the resale of shares of NYNEX Common Stock in connection with the acquisition of Lamarian Systems, Inc.;

    - Registration Statement No. 33-35919 on Form S-8 relating to the NYNEX 1990 Stock Option Plan;

    - Registration Statement No. 33-36342 on Form S-4 relating to the acquisition of Stockholder Systems, Inc.;

     - Registration Statement No. 33-48647 on Form S-8 relating to the NYNEX 1992 Non-Management Stock Option Plan;

    - Registration Statement No. 33-48648 on Form S-8 relating to the NYNEX 1992 Management Stock Option Plan;

    - Registration Statement No. 33-49105 on Form S-3 relating to the NYNEX Corporation Share Owner Dividend Reinvestment and Stock Purchase Plan;

    -  Post-Effective Amendment Nos. 1 and 2 to Registration Statement
         No. 33-49105 on Form S-3 relating to the NYNEX Corporation Share Owner Dividend Reinvestment and Stock Purchase Plan;

    - Registration Statement Nos. 33-51147 and 33-51147-01 on Form S-3, (as coregistrant and guarantor) which also constitutes Post-Effective Amendment No. 1 to Registration Statememt Nos. 33-34401 and 33-34401-01, relating to $1,331,000,000 of NYNEX Capital Funding Debt Securities, unconditionally guaranteed by NYNEX Corporation;

    - Registration Statement No. 33-51897 on Form S-8 relating to the NYNEX Corporation Savings and Security Plan (Non-Salaried Employees);

    - Registration Statement No. 33-51993 on Form S-8 relating to the Upstate Partners Employees' Retirement Savings Plan; and

    - Post-Effective Amendment No. 1 to Registration Statement Nos. 33-51147 and 33-51147-01 on Form S-3, which also constitutes Post-Effective Amendment No. 2 to Registration Statement Nos. 33-34401 and 33-34401-01, relating to $1,331,000,000 of NYNEX Capital
         Funding Company Debt Securities, unconditionally guaranteed by
         NYNEX Corporation.




COOPERS & LYBRAND L.L.P.
New York, New York
December 13, 1994