Form 10-Q/A
period 1994-03-31
NYNEX CORP
filed 1994-12-13
CIK 732714

Form 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

(Mark one)

- ---
 X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                      OR

- ---
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to

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

                                AMENDMENT NO. 2

The registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, as set forth in the pages attached hereto:

Part I - Item 1 "Financial Statements"

Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations"

Form 10-Q/A Part I        PART I - FINANCIAL INFORMATION

                              NYNEX CORPORATION

                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (In millions, except per share amounts) (Unaudited)

For the Three Months Ended March 31,                   1994          1993

OPERATING REVENUES

  Local service                                      $1,629.9      $1,584.3
  Long distance                                         281.0         279.3
  Network access                                        864.2         852.0
  Other                                                 498.2         604.6
                                                      -------       -------
    Total operating revenues                          3,273.3       3,320.2
                                                      -------       -------
OPERATING EXPENSES

  Maintenance and support                               769.3         719.8
  Depreciation and amortization                         652.0         615.2
  Marketing and customer services                       340.2         318.2
  Taxes other than income                               249.0         271.4
  Selling, general and administrative                   485.4         527.9
  Other                                                 181.9         198.8
                                                      -------       -------
    Total operating expenses                          2,677.8       2,651.3
                                                      -------       -------
Operating income                                        595.5         668.9
Other income (expense) - net                             (9.1)         (6.8)
Interest expense                                        159.6         169.4
                                                       ------        ------

Earnings before income taxes and cumulative
  effect of change in accounting principle              426.8         492.7

Income taxes
  Federal                                               113.4         135.4
  State, local and other                                 22.8          26.2
                                                      -------       -------
    Total income taxes                                  136.2         161.6
                                                      -------       -------
Earnings before cumulative effect of change
   in accounting principle                              290.6         331.1
Cumulative effect of change in accounting for
     postemployment benefits, net of taxes                -          (123.5)*
                                                     --------       -------
NET INCOME                                            $ 290.6     $   207.6 *
                                                      =======       =======

Earnings per share before cumulative
    effect of change in accounting principle         $   .70       $   .80**
Cumulative effect per share of change in
    accounting principle                                 -            (.30)*
                                                    --------      --------
Earnings per share                                   $   .70       $   .50
                                                    --------      --------
Weighted average number of shares outstanding          416.3         412.9**
                                                    --------      --------
Dividends declared per share                         $   .59       $   .59**
                                                    --------      --------

Retained earnings
  Beginning of period                                $2,388.3      $3,958.7
    Net income                                          290.6         207.6*
    Dividends declared                                 (246.3)       (243.0)
    Other                                                 4.8           2.3
                                                     --------      --------
  End of period                                      $2,437.4      $3,925.6
                                                     ========      ========

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

              See accompanying notes to consolidated financial statements.
                                          -2-

Form 10-Q/A Part I

                              NYNEX CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                (In millions)

                                                      March 31,    December 31,
                                                        1994            1993
ASSETS                                              (Unaudited)
Current assets:

  Cash and temporary cash investments                $   144.0       $   157.8
  Receivables (net of allowance of $210.8
    and $210.2, respectively)                          2,297.5         2,439.1
  Inventories                                            166.9           169.2
  Prepaid expenses                                       399.2           306.2
  Deferred charges and other current assets              689.6           849.4
                                                     ---------       ---------
    Total current assets                               3,697.2         3,921.7
                                                     ---------       ---------
Property, plant and equipment - at cost               34,446.7        33,969.4
  Less:  accumulated depreciation                    (14,184.5)      (13,719.4)
                                                     ---------       ---------
                                                      20,262.2        20,250.0
                                                     ---------       ---------
Deferred charges and other assets                      5,309.3         5,286.7
                                                      --------       ---------
        Total Assets                                 $29,268.7       $29,458.4
                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                   $ 2,667.0       $ 2,853.3
  Short-term debt                                      3,031.3         3,190.1
  Other current liabilities                              741.4           763.3
                                                      --------        --------
    Total current liabilities                          6,439.7         6,806.7
                                                      --------        --------
Long-term debt                                         6,934.7         6,937.8
Deferred income taxes                                  3,462.7         3,545.0
Unamortized investment tax credits                       346.8           360.3
Other long-term liabilities and deferred credits       3,519.1         3,393.1
                                                      --------        --------
        Total liabilities                             20,703.0        21,042.9
                                                      --------        --------
Commitments and contingencies [Notes (d) and (e)]
Stockholders' equity:
  Preferred stock - $1 par value                           -               -
    shares authorized:  70,000,000
    shares issued:  None

  Preferred stock - Series A Junior Participating          -               -
    - $1 par value
    shares authorized:  5,000,000
    shares issued:  None
  Common stock - $1 par value                            433.6           431.1
    shares authorized:  750,000,000
    shares issued:
            at March 31, 1994 - 433,568,087
            at December 31, 1993 - 431,080,155

  Additional paid-in capital                           6,718.2         6,624.5
  Retained earnings                                    2,437.4         2,388.3
  Treasury stock (16,200,269 and 16,215,353
    shares, respectively, at cost)                      (647.5)         (648.1)
  Deferred compensation - LESOP Trust                   (376.0)         (380.3)
                                                     ---------       ---------
      Total stockholders' equity                       8,565.7         8,415.5
                                                     ---------       ---------
        Total Liabilities and Stockholders' Equity   $29,268.7       $29,458.4
                                                     =========       =========

              See accompanying notes to consolidated financial statements.

Form 10-Q/A Part I

                              NYNEX CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (In millions) (Unaudited)

For the Three Months Ended March 31,                     1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 290.6        $ 207.6*
                                                       -------        -------
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                       652.0          615.2
     Amortization of unearned lease income-net           (23.4)         (18.6)
     Allowance for funds used during construction-
      equity component                                    (6.9)          (7.9)
     Changes in operating assets and liabilities:
          Receivables                                    141.6           27.2
          Inventories                                      2.3           (7.4)
          Prepaid expenses                               (93.0)         (68.9)
          Deferred charges and other current assets      159.8         (133.3)
          Accounts payable                              (187.8)         (97.4)*
          Other current liabilities                      (21.9)        (152.0)
     Deferred income taxes and Unamortized
      investment tax credits                             (95.8)          88.8*
     Other long-term liabilities and deferred credits     48.2          237.9*
     Other-net                                           (85.2)          19.1
                                                       -------        -------
       Total adjustments                                 489.9          502.7
                                                       -------        -------
Net cash provided by operating activities                780.5          710.3
                                                       -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                    (639.7)        (493.7)
Investment in leased assets                               (5.9)         (51.1)
Cash received from leasing activities                     19.8           19.1
Other investing activities-net                            78.7          (53.4)
                                                       -------        -------
Net cash used in investing activities                   (547.1)        (579.1)
                                                       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of commercial paper and short-term debt       5,679.7        2,215.3
Repayment of commercial paper and short-term debt     (6,426.7)      (2,183.3)
Issuance of long-term debt                               593.5          556.6
Repayment of long-term debt and capital leases           (14.9)         (14.8)
Debt refinancings and call premiums                        -           (380.5)
Issuance of common stock                                  62.1           10.9
Purchase of treasury stock                                 -            (92.3)
Dividends paid                                          (218.7)        (239.9)
Minority interest                                         77.8            -
                                                        ------         -----

Net cash used in financing activities                   (247.2)        (128.0)
                                                        ------         ------
Net (decrease) increase in Cash and temporary
  cash investments                                       (13.8)           3.2
Cash and temporary cash investments at
  beginning of year                                      157.8           88.9
                                                        ------         ------
Cash and temporary cash investments at
  end of year                                          $ 144.0         $ 92.1
                                                       =======         ======

* Restated to reflect the adoption of Statement of Financial Accounting Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

       See accompanying notes to consolidated financial statements.
                                          -4-

Form 10-Q/A Part I

                              NYNEX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements have been prepared by NYNEX Corporation ("NYNEX") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1993 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the NYNEX 1993 Annual Report on Form 10-K/A, Amendment No. 2.

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

(e) LITIGATION AND OTHER CONTINGENCIES - It is probable that local tax claims aggregating approximately $200 million in tax and $105 million in associated interest will be asserted against New York Telephone for the period 1984 through the first quarter of 1994. The claims relate to the taxability of New York Telephone's interstate and intrastate network access revenues. The current status is that these matters have been identified as possible audit adjustments by the taxing authority, and New York Telephone is presenting its arguments against those adjustments. While New York Telephone's counsel cannot give assurance as to the outcome, counsel believes that New York Telephone has strong legal positions in these matters.

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

(f) SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                             For the
                                                        Three Months Ended
                                                             March 31,

(In millions)                                            1994         1993
Income tax payments                                    $ 35.8       $ 81.4
Interest payments                                      $118.8       $133.2
Additions to property, plant and equipment under
  capital lease obligations                            $  9.3       $  -
Common Stock issued for Dividend Reinvestment and
  Stock Purchase Plan and stock compensation plans     $  8.5       $  3.5

(g) SEGMENT INFORMATION - The following table sets forth summary financial information by business segment. Information regarding operating revenues by business segment is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 - 13. Total intersegment sales for the first quarter of 1994 and 1993 were $97.0 and $82.7 million, respectively, principally in the telecommunications segment. The financial services segment had total outstanding debt of $602.0 and $600.0 million at March 31, 1994 and 1993, respectively.

                                                            For the
                                                       Three Months Ended
                                                     March 31,      March 31,
(In millions)                                         1994            1993
OPERATING INCOME:

     Telecommunications                              $612.4          $693.3
     Cellular                                          10.0            12.7
     Publishing                                        15.3            19.6
     Financial services                                21.4            16.4
     Other diversified operations                     (20.2)          (16.2)
                                                     ------          ------

Total operating income by segment                     638.9           725.8
     Adjustments/Eliminations                          (2.5)             .2
     Corporate expenses                               (40.9)          (57.1)
                                                     ------          ------
Operating Income                                     $595.5          $668.9
                                                     ======          ======

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

                                                 March 31,       March 31,
(In millions)                                      1994            1993

IDENTIFIABLE ASSETS:

     Telecommunications                         $24,768.5       $24,426.0
     Cellular                                       738.0           540.7
     Publishing                                     536.6           507.0
     Financial services                           1,493.7         1,304.1
     Other diversified operations                 1,706.8         1,753.9
                                                 --------        --------

Total identifiable assets by segment             29,243.6        28,531.7
     Adjustments/Eliminations                    (1,415.0)         (878.3)
     Investment in unconsolidated subsidiary         29.5            29.6
     Corporate assets                             1,410.6           215.5
                                                ---------       ---------
Total Assets                                    $29,268.7       $27,898.5
                                                =========       =========

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

Pursuant to the Rhode Island price regulation trial, on March 1, 1994, New England Telephone filed information with the Rhode Island Public Utilities Commission ("RIPUC") proposing a 1993 shared earnings credit of $0.4 million. The RIPUC has scheduled a hearing in May regarding the filing.

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

BUSINESS RESTRUCTURING

As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1993), NYNEX recorded pretax charges of approximately $2.1 billion ($1.4 billion after-tax) in the fourth quarter of 1993 for business restructuring, of which approximately $586 million was for employee severance payments and approximately $520 million was for postretirement medical costs recognized as a result of the planned decrease in the work force. A pension enhancement to the NYNEX management pension plan was announced in February 1994 for eligible management employees who retire through December 31, 1996. This enhancement will be offered at different times through 1996 according to local force requirements. NYNEX has reached an agreement with the Communications Workers of America and with the International Brotherhood of Electrical Workers ("IBEW") in New York which extends the existing labor agreements to August 1998 and provides a retirement incentive. Negotiations to reach similar agreements with the IBEW in New England continue. The management and nonmanagement retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 16,800 employees by the end of 1996. NYNEX anticipates recording additional pretax charges of approximately $2.0 billion ($1.3 billion after-tax) for pension enhancements as employees leave NYNEX through 1996 under the retirement incentives; the actual amount to be recorded in each year is not presently determinable because it is dependent on employees' accepting the incentives. Much of the cost of the enhancements will be funded by NYNEX's pension plans.

The reserves established for severance will be transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions, and the incremental cost of the pension enhancements will be charged to expense as employees leave. The retirement incentives credit employees with an additional six years toward both their age and their length of service for the purpose of determining pension eligibility and benefits. Postretirement medical costs will be increased on a per employee basis, because these incentives resulted in more individuals qualifying for lifetime medical coverage than under the

Form 10-Q/A Part I

                              NYNEX CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (CONT'D)

severance plan, and will be charged to expense as employees leave. Under the assumption that nonmanagement employees will leave under the retirement incentive, the expected utilization of nonmanagement severance reserves and the application of the postretirement medical liability per year have been revised from the expected utilization as previously reported (see NYNEX's Annual Report on Form 10-K/A, Amendment No. 2 for the year ended December 31,
1993) as follows:

            (In millions)

            Severance                      1994  1995  1996 Total
            ---------                      ----  ----  ----  -----
            Management                     $160  $ 91  $ 78  $ 329
            Nonmanagement                    33    97   127    257
                                           ----  ----  ----  -----
            Subtotal                        193   188   205    586
            Remaining 1991 reserve           45     -     -     45
                                           ----  ----  ----  -----
            Total                          $238  $188  $205  $ 631
                                           ====  ====  ====  =====

            Medical                        1994  1995  1996  Total
            -------                        ----  ----  ----  -----
            Management                     $ 85  $ 35  $ 29  $ 149
            Nonmanagement                    57   139   175    371
                                           ----  ----  ----  -----
            Total                          $142  $174  $204  $ 520
                                           ====  ====  ====  =====

The expected additional costs for the pension incentives and related postretirement medical costs by year are as follows:

            (In millions)                  1994  1995  1996   Total
                                           ----  ----  ----  ------
            Management                     $173  $ 71  $ 58  $  302
            Nonmanagement                   647   547   454   1,648
                                           ----  ----  ----  ------
            Total                          $820  $618  $512  $1,950
                                           ====  ====  ====  ======

The restructuring reserve balance at March 31, 1994, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees' leaving NYNEX under the business restructuring, was approximately $1.4 billion. In December 1993, NYNEX utilized $181 million of the restructuring reserves primarily relating to the sale or discontinuance of its information products and services businesses. In the first quarter of 1994, NYNEX reduced 1993 restructuring reserves by $57 million in the following categories:

            Severance                                       $  -
            Systems redesign:
                   Customer contact                      $9
                   Customer provisioning                  -
                   Customer operations                    -
                   Customer support                       -
                                                         --
                   Total systems redesign                      9
            Work center consolidation                          -
            Branding                                          12
            Relocation                                         -
            Training                                           -
            Re-engineering implementation                      4
            Sale/discontinuance of information products
              and services businesses                         30
            Nontelephone subsidiaries' restructuring           2
                                                            ----
            Total                                           $ 57
                                                            ====
                                          -10-

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

FIRST QUARTER OF 1994 AS COMPARED TO FIRST QUARTER OF 1993

OPERATING REVENUES

Operating revenues for the quarter ended March 31, 1994 decreased $46.9 million, or 1.4%, from the same period last year. A summary of revenues by segment is as follows:

UNAFFILIATED REVENUES BY SEGMENT:

(In millions)

                                                For the Three Months Ended
                                                 March 31,      March 31,
                                                   1994            1993

     Telecommunications                          $2,869.1       $2,859.9
     Cellular                                       140.3           90.6
     Publishing                                     215.1          214.7
     Financial services                              27.8           21.7
     Other diversified operations                    21.0          133.3
                                                    -----         ------

Total Consolidated Operating Revenues            $3,273.3       $3,320.2
                                                 ========       ========

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

OPERATING REVENUES (CONT'D)

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

OTHER MATTERS

The telephone subsidiaries currently account for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("Statement No. 71"). Statement No. 71 would no longer apply in the event that the recoverability of operating costs through rates becomes unlikely or uncertain, whether resulting from competitive effects or specific regulatory actions. NYNEX continuously assesses its position and the recoverability of its telecommunications assets with respect to Statement No. 71 and believes that Statement No. 71 still applies. However, it is possible that events in the industry and the markets in which NYNEX operates could change NYNEX's position in the near future. The impact of such a change would result in a material non-cash charge and would be reported as an extraordinary item. This charge would include: (1) the write-off of previously established regulatory assets and liabilities, and (2) an adjustment to the carrying value of telephone plant if it is determined, using a projected cash flow approach, that impairment exists. It is not practicable to estimate the charge at this time due to the effect of possible regulatory settlements that would affect the recovery of asset balances should subsequent events require discontinuance of Statement No. 71.

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