Form 10-Q/A
period 1994-06-30
NYNEX CORP
filed 1994-12-13
CIK 732714

Form 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

(Mark one)

- ---
 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

                                      OR


- ---             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
- ---                       For the transition period from   to

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

                                AMENDMENT NO.2

The registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994, as set forth in the pages attached hereto:

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

As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1993), NYNEX recorded pretax charges of approximately $2.1 billion ($1.4 billion after-tax) in the fourth quarter of 1993 for business restructuring, of which approximately $586 million was for employee severance payments and approximately $520 million was for postretirement medical costs recognized as a result of the planned decrease in the work force. The second quarter charges are the first step in an anticipated additional $2.0 billion in pretax charges ($1.3 billion after-tax) for pension enhancements to be recorded as employees leave NYNEX through December 31, 1996 under the retirement incentives. Much of the cost of the incentives will be funded by NYNEX's pension plans. The pension enhancement to the NYNEX management pension plan was announced in February 1994 and will be offered at different times through 1996 according to local force requirements. NYNEX's agreements with the Communications Workers of America and with the International Brotherhood of Electrical Workers ("IBEW") in New York, which extend the existing labor agreements to August 1998, provide a retirement incentive. On August 5, 1994, a similar agreement with the IBEW in New England was tentatively reached subject to ratification by the union membership (see OTHER MATTERS).

The reserves established for severance will be transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions, and the incremental cost of the pension enhancements will be charged to expense as employees leave. The retirement incentives credit employees with an additional six years toward both their age and their length of service for the purpose of determining pension eligibility and benefits. Postretirement medical costs will be increased on a per employee basis, because these incentives resulted in more individuals qualifying for lifetime medical coverage than under the severance plan, and will be charged to expense as employees leave. Under the assumption that nonmanagement employees will leave under the retirement incentive, the expected utilization of nonmanagement severance reserves and the application of the postretirement medical liability per year have been revised from the expected utilization as previously reported (see NYNEX's Annual Report on Form 10-K/A, Amendment No.2, for the year ended December 31,
1993) as follows:

Form 10-Q/A Part I

                               NYNEX CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (CONT'D)

            (In millions)

            Severance                      1994  1995   1996    Total
            ---------                      ----   ----   ----   -----
            Management                     $160   $ 91   $ 78   $ 329
            Nonmanagement                    33     97    127     257
                                           ----   ----   ----   -----
            Subtotal                        193    188    205     586
            Remaining 1991 reserve           45      -      -      45
                                           -----  ----   ----   -----
            Total                          $238   $188   $205   $ 631
                                           ====   ====   ====   =====

            Medical                        1994   1995   1996   Total
            -------                        ----   ----   ----   -----
            Management                     $ 85   $ 35   $ 29   $ 149
            Nonmanagement                    57    139    175     371
                                           ----   ----   ----   -----
            Total                          $142   $174   $204   $ 520
                                           ====   ====   ====   =====

The expected additional costs for the pension incentives and related postretirement medical costs by year are as follows:

            (In millions)                  1994   1995   1996    Total
                                           ----   ----   ----   ------
            Management                     $173   $ 71   $ 58   $  302
            Nonmanagement                   647    547    454    1,648
                                           ----   ----   ----   ------
            Total                          $820   $618   $512   $1,950
                                           ====   ====   ====   ======

The restructuring reserve balance at June 30, 1994, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees' leaving NYNEX under the business restructuring, was approximately $1.2 billion. In December 1993, NYNEX utilized $181 million of the restructuring reserves primarily relating to the sale or discontinuance of its information products and services businesses. In the first six months of 1994, NYNEX reduced 1993 restructuring reserves by $255 million in the following categories:

            Severance:

                   Management                          $129
                   Nonmanagement                         16
                                                       ----
                   Total severance                          $145
            Systems redesign:

                   Customer contact                      27
                   Customer provisioning                  1
                   Customer operations                    -
                   Customer support                       1
                                                       ----
                   Total systems redesign                     29
            Work center consolidation                          -
            Branding                                          18
            Relocation                                         -
            Training                                           -
            Re-engineering implementation                     12
            Sale/discontinuance of information products
              and services businesses                         40
            Nontelephone subsidiaries' restructuring          11
                                                            ----
            Total                                           $255
                                                            ====
                                     -11-

Form 10-Q/A Part I

                               NYNEX CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (CONT'D)

The severance reduction amount is comprised of $130 million of severance reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued for, and $15 million utilized for other retiree costs. The nontelephone subsidiaries' restructuring reduction amount includes the reversal of $5 million of reserves due to the actual loss on disposal of United Publishers Corporation ("UPC") being less than the estimated amount accrued in the publishing segment in December 1993 under the assumption that UPC would be shut down.

In addition, in the first six months of 1994, NYNEX utilized approximately $40 million of severance reserves established in 1991.

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

SECOND QUARTER OF 1994 AS COMPARED TO SECOND QUARTER OF 1993

OPERATING REVENUES

Operating revenues for the quarter ended June 30, 1994 decreased $52.7 million, or 1.6%, from the same period last year. A summary of revenues by segment is as follows:

UNAFFILIATED REVENUES BY SEGMENT:

(In millions)

                                                 For the Three Months Ended
                                                  June 30,         June 30,
                                                   1994              1993
                                                ---------          --------

  Telecommunications                             $2,859.4          $2,880.7
  Cellular                                          177.8             105.9
  Publishing                                        229.5             216.4
  Financial services                                 22.8              24.8
  Other diversified operations                       22.1             136.5
                                                 --------          --------

Total Consolidated Operating Revenues            $3,311.6          $3,364.3
                                                 ========          ========

Form 10-Q/A Part I

                               NYNEX CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SECOND QUARTER OF 1994 AS COMPARED TO SECOND QUARTER OF 1993 (CONT"D)

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

SECOND QUARTER OF 1994 AS COMPARED TO SECOND QUARTER OF 1993 (CONT"D)

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993

OPERATING REVENUES

Operating revenues for the six months ended June 30, 1994 decreased $99.6 million, or 1.5%, from the same period last year. A summary of revenues by segment is as follows:

UNAFFILIATED REVENUES BY SEGMENT:

(In millions)                                   For the Six Months Ended
                                                June 30,         June 30,
                                                  1994             1993
                                                --------         --------

  Telecommunications                             $5,728.5        $5,740.6
  Cellular                                          318.1           196.5
  Publishing                                        444.6           431.1
  Financial services                                 50.6            46.5
  Other diversified operations                       43.1           269.8
                                                 --------        --------

Total Consolidated Operating Revenues            $6,584.9        $6,684.5
                                                 ========        ========

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

NYNEX Capital Funding Company had cash flows from the issuance of medium-term notes of $124.5 million. The proceeds will be used to provide financing for NYNEX and the nontelephone subsidiaries. Repayment of long-term debt and capital leases includes $55.5 million at NYNEX Credit Company for debt repayment, $17.6 million at NYNEX for the debt related to the leveraged employee stock ownership plan, and $5.4 million at other NYNEX subsidiaries for capital lease payments. At June 30, 1994, New England Telephone and New York Telephone had $500 million and $250 million, respectively, of unissued, unsecured debt securities registered with the SEC.

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