Form 10-Q/A
period 1994-09-30
NYNEX CORP
filed 1994-12-13
CIK 732714

1



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

                                AMENDMENT NO.1

The registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, as set forth in the pages attached hereto:

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

(2) New York Telephone will commit to maintain and improve its service quality over the term of the Plan, with rebates to customers if it fails to meet the specified service quality standards. If New York Telephone does not meet specified service quality criteria, the Plan will terminate at the end of five years.

(3) The Plan will encourage New York Telephone to achieve substantial productivity gains over the term of the Plan. The NYSPSC may terminate the Plan at the end of five years unless New York Telephone's prices, as measured by an index, are at least 4.5 percentage points lower than a price index of national telecommunications companies.

Form 10-Q/A Part I

                              NYNEX CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS

STATE REGULATORY MATTERS (CONT'D)

(4) The Plan includes competitive enhancements, including a specific schedule to provide IntraLATA Presubscription ("ILP") by 1996. ILP will give a customer the option of designating, in advance, a carrier that would carry the customer's intraLATA toll calls without the necessity of dialing extra digits. The Plan will require New York Telephone to pay ILP implementation costs.

(5) Approximately $122 million of the $153 million "set aside" ordered by the NYSPSC in the first phase of the incentive regulation proceeding will be released to New York Telephone in exchange for the various commitments New York Telephone has made under the Plan. $31 million of the $153 million has already been dedicated to a service improvement plan that is being implemented in 1994.

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
                                           ====   ====   ==== ======

The restructuring reserve balance at September 30, 1994, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees' leaving NYNEX under the business restructuring, was approximately $1.0 billion. In December 1993, NYNEX utilized $181 million of the restructuring reserves primarily relating to the sale or discontinuance of its information products and services businesses. In the first nine months of 1994, NYNEX reduced 1993 restructuring reserves by $395 million in the following categories:

Form 10-Q/A Part I

                              NYNEX CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (CONT'D)

            Severance:
                   Management                          $202
                   Nonmanagement                         23
                                                       ----
                   Total severance                          $225
            Systems redesign:
                   Customer contact                      42
                   Customer provisioning                  4
                   Customer operations                    5
                   Customer support                       3
                                                       ----
                   Total systems redesign                     54
            Work center consolidation                          -
            Branding                                          19
            Relocation                                         -
            Training                                           -
            Re-engineering implementation                     26
            Sale/discontinuance of information products
              and services businesses                         58
            Nontelephone subsidiaries' restructuring          13
                                                            ----
            Total                                           $395
                                                            ====

The severance reduction amount is comprised of $202 million of severance reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued for, and $23 million utilized for other retiree costs. The nontelephone subsidiaries' restructuring reduction amount includes the reversal of $5 million of reserves due to the actual loss on disposal of United Publishers Corporation ("UPC") being less than the estimated amount accrued in the publishing segment in December 1993 under the assumption that UPC would be shut down.

In addition, in the first nine months of 1994, NYNEX utilized approximately $43 million of severance reserves established in 1991.

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

                          AND RESULTS OF OPERATIONS

THIRD QUARTER OF 1994 AS COMPARED TO THIRD QUARTER OF 1993

OPERATING REVENUES

Operating revenues for the quarter ended September 30, 1994 increased $0.4 million over the same period last year. A summary of revenues by segment is as follows:

UNAFFILIATED REVENUES BY SEGMENT:

(In millions)

                                                 For The Three Months Ended
                                                       September 30,

                                                  1994               1993
                                                ---------          --------

     Telecommunications                          $2,871.6          $2,877.7
     Cellular                                       192.6             115.4
     Publishing                                     225.3             221.7
     Financial services                              18.8              22.9
     Other diversified operations                    22.5              92.7
                                                 --------           -------

Total Consolidated Operating Revenues            $3,330.8          $3,330.4
                                                 ========          ========

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

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF 1993

OPERATING REVENUES

Operating revenues for the nine months ended September 30, 1994 decreased $99.2 million, or 1.0%, from the same period last year. A summary of revenues by segment is as follows:

UNAFFILIATED REVENUES BY SEGMENT:

(In millions)

                                                For The Nine Months Ended
                                                      September 30,

                                                  1994            1993
                                                --------        ---------

     Telecommunications                          $8,600.1        $8,618.3
     Cellular                                       510.7           311.9
     Publishing                                     669.9           652.8
     Financial services                              69.4            69.4
     Other diversified operations                    65.6           362.5
                                                 --------        --------

Total Consolidated Operating Revenues            $9,915.7       $10,014.9
                                                 ========       =========

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

Other revenues decreased $133.4 million, primarily due to the following at New York Telephone: (1) a $115 million reduction in revenues as ordered by the NYSPSC representing the first, second and third quarter deferrals of the $153 million (see STATE REGULATORY MATTERS above), (2) a $24 million decrease attributable to the 1993 reversal of previously recorded reductions in revenues in connection with the phase-out of ad valorem taxes on central office equipment and (3) a $12 million decrease due to the 1994 cessation of imputed revenues for procurement costs. These decreases were partially offset by a $10 million increase associated with the 1993 reversal of a 1992 deferral of revenues for concession service at New York Telephone and a $7 million increase in revenues from inside wire related charges and voice messaging services.

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