Form 10-K405
NYNEX CORP
filed 1995-03-24
CIK 732714

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
(Mark one)
( X )               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994

                                       OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to________

                         Commission file number 1-8608

                               NYNEX CORPORATION

          A Delaware                               I.R.S. Employer
          Corporation                      Identification No. 13-3180909

             1095 Avenue of the Americas, New York, New York 10036
                        Telephone Number (212) 395-2121

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
  Title of each class                          which registered
  -------------------                      -------------------------
 Common Stock (par value                 New York, Boston, Chicago,
     $1.00 per share)                     Pacific and Philadelphia
                                           Stock Exchanges
 Twenty year 9.55%  Debentures
   due May 1, 2010                       New York Stock Exchange,Inc.

Securities registered pursuant to Section 12(g) of the Act:  None.

     At February 28, 1995, approximately 425,380,000 shares of Common Stock were outstanding.

     At February 28, 1995, the aggregate market value of the voting stock held by nonaffiliates was approximately $16,679,399,000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ..X.. No .....

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1)  Portions of the Registrant's 1994 Annual Report to Stockholders (Part II)
(2) Portions of the Registrant's Proxy Statement dated March 20, 1995 issued in connection with the 1995 Annual Meeting of Stockholders (Part III).

                               TABLE OF CONTENTS


                                     PART I

Item                                                          Page
----                                                          ----
  1.     Business...........................................     3

  2.     Properties.........................................    21

  3.     Legal Proceedings..................................    21

  4.     Submission of Matters to a Vote of Security Holders    25


                                    PART II

  5.     Market for Registrant's Common Equity and Related
         Stockholder Matters................................    26

  6.     Selected Financial Data............................    27

  7.     Management's Discussion and Analysis of Financial
         Condition and Results of Operations................    27

  8.     Consolidated Financial Statements and Supplementary
         Data...............................................    27

  9.     Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................    27


                                    PART III

 10.     Directors and Executive Officers of the Registrant.    27

 11.     Executive Compensation.............................    27

 12.     Security Ownership of Certain Beneficial Owners
         and Management.....................................    27

 13.     Certain Relationships and Related Transactions.....    28


                                    PART IV

 14.   Exhibits, Consolidated Financial Statement Schedules and
       Reports on Form 8-K  ................................    28

                                    PART I

  Item 1.  BUSINESS.

  General
  -------

       NYNEX Corporation ("NYNEX") was incorporated on October 7, 1983 under the laws of the State of Delaware and has its principal executive offices at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212-395-
  2121). NYNEX is a holding company with various subsidiaries engaged in the provision of telecommunications products and services, directory publishing, information delivery, and other business services.

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

  Telecommunications
  ------------------

       The two principal operating subsidiaries of NYNEX are operating telephone companies, New York Telephone and New England Telephone (collectively, the "Telephone Companies"). The Telephone Companies provided NYNEX with 86.5% of its operating revenues in 1994. Approximately 87% of the Telephone Companies' revenues was derived from operations in New York and Massachusetts. In 1994, revenues from one customer, AT&T Corp. ("AT&T"), accounted for approximately 15% of NYNEX's total operating revenues, primarily in network access and other revenues.

       New York Telephone is incorporated under the laws of the State of New York and is primarily engaged in providing telecommunications services in a large portion of New York and a small portion of Connecticut (Greenwich and Byram only). New England Telephone is incorporated under the laws of the State of New York and is primarily engaged in providing telecommunications services in Massachusetts, Maine, New Hampshire, Rhode Island and Vermont. The Telephone Companies are primarily engaged in providing two types of telecommunications services, exchange telecommunications and exchange access, in their respective territories.

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

       Certain billing and collection services are performed by the Telephone Companies for other carriers, primarily AT&T, and certain information providers that elect to subscribe to these services rather than perform such services themselves. Effective January 1, 1987, such billing and collection services were detariffed on an interstate basis and are offered to interexchange carriers under contract. In addition, many components of billing and collection services in New York State have been detariffed pursuant to orders of the New York State Public Service Commission ("NYSPSC"). The NYSPSC has determined that other components of intrastate billing and collection services shall remain under tariff. In 1994, approximately 1% of NYNEX's total operating revenues was derived from billing and collection services. In 1990, the Telephone Companies and AT&T signed a six-year contract extending the Telephone Companies' roles as AT&T long distance billing and collection agents. The agreement allows AT&T the flexibility of gradually assuming certain administrative and billing functions now performed by the Telephone Companies. The contract expires on December 31, 1995.

       There are six LATAs that comprise the area served by New York Telephone, and they are referred to as follows: the New York City Metropolitan Area (which includes Westchester, Rockland, Putnam, Nassau and Suffolk Counties in New York and Greenwich and Byram in Connecticut), Poughkeepsie, Albany-Glens Falls, Syracuse-Utica, Buffalo and Binghamton-Elmira. There are six LATAs served by New England Telephone: Eastern Massachusetts, Western Massachusetts, Maine, New Hampshire, Vermont and Rhode Island. Although the Telephone Companies generally are prohibited by the Modification of Final Judgment from providing interLATA service, New York Telephone is permitted to and does provide interLATA service in certain areas, including service between New York City and northern New Jersey (see "Operations Under the Modification of Final Judgment" below).

       The following table sets forth for the Telephone Companies the approximate number of network access lines in service at the end of each year:

                                          Network Access Lines In Service
                                      --------------------------------------
                                                  (In Thousands)

                                       1994    1993    1992    1991    1990
                                      ------  ------  ------  ------  ------
New York Telephone..................  10,477  10,135   9,897   9,735   9,658
New England Telephone...............   6,101   5,906   5,721   5,604   5,544
                                      ------  ------  ------  ------  ------
 Total*.............................  16,578  16,041  15,618  15,339  15,202
                                      ======  ======  ======  ======  ======

  * Network access lines in service have been restated for retroactive adjustments to the in-service base for New York Telephone. This restatement was not material and had no impact on revenues.

       The territories served by the Telephone Companies contain sizeable areas and many localities in which local service is provided by nonaffiliated telephone companies. Rochester, Jamestown, Middletown, Webster and Henrietta, New York are the only cities with a population of more than 25,000 within the Telephone Companies' general operating area that are served by such nonaffiliated companies. On December 31, 1994 these nonaffiliated companies had approximately 1,418,086 network access lines in service.

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

  Cellular
  --------

       NYNEX Mobile Communications Company ("NYNEX Mobile"), through its operating subsidiaries and partnerships, provides a variety of wireless telecommunications services and products, including services and products that incorporate cellular technology, throughout the northeastern United States.
  On June 30, 1994, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") announced the formation of a joint venture to combine NYNEX's and Bell Atlantic's domestic cellular services properties and bid in the Federal Communications Commission (the "FCC") auction of licenses for personal communications services ("PCS"). Initially, Bell Atlantic will own 62.35 percent of the joint venture and NYNEX will own 37.65 percent. The transaction is expected to close in mid 1995. The joint venture will be controlled equally by both companies.

  Publishing
  ----------

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

  Financial Services
  ------------------

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

       NYNEX has exited the real estate development and management business. In 1994, NYNEX sold NYNEX Properties Company.

  Other Diversified Operations
  ----------------------------

       NYNEX Network Systems Company provides wireline and wireless network services outside the United States.

       NYNEX CableComms Limited ("CableComms") builds and operates cable television and telecommunications networks in the United Kingdom.

       Information products and services and consulting services are provided both nationally and internationally by other companies within this segment. NYNEX has exited the information products and services business. During 1993 and early 1994, NYNEX sold The BIS Group Limited and AGS Computers, Inc.

  Business Restructuring
  ----------------------

       During 1994, NYNEX reached new agreements with the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW") which provided for retirement incentives (see "Employee Relations" below). NYNEX also announced retirement incentives for its management employees. These incentives are intended to provide a voluntary means to implement substantially all of the planned work force reductions of approximately 16,800 employees by the end of 1996. The retirement incentives are expected to generate an estimated $2.0 billion in pretax charges ($1.3 billion after-tax) through 1996 as employees elect to leave the business under the incentives rather than under the 1993 force reduction plan. Much of the cost will be funded by the NYNEX pension plans. In 1994, NYNEX recorded $693.5 million of pretax charges ($452.8 million after-tax) primarily for the incremental cost of pension enhancements and associated postretirement medical costs for 7,200 employees who left NYNEX under the retirement incentives.

       In 1993, NYNEX recorded $2.1 billion in pretax charges ($1.4 billion after-tax) for business restructuring. These charges resulted from a comprehensive analysis of operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to adjust quickly to accelerating change, to implement work force reductions, and to produce cost savings necessary for NYNEX to operate in an increasingly competitive environment.

  Capital Expenditures
  --------------------

       NYNEX meets the expanding needs for telecommunications services by making capital expenditures to upgrade and extend the existing telecommunications network, including new construction, optical fiber and modernization at both Telephone Companies. Capital expenditures also include the construction of mobile cell sites within the Northeast and cell site digital upgrades and the building of the cable television and telecommunications network in the United Kingdom. Capital expenditures (excluding the equity component of allowance for funds used during construction and additions under capital leases) for 1990 through 1994 are set forth below.

                                     In Millions
                           ------------------------------
                           1994. . . . . . . . . . $3,012
                           1993. . . . . . . . . . $2,717
                           1992. . . . . . . . . . $2,450
                           1991. . . . . . . . . . $2,499
                           1990. . . . . . . . . . $2,493

       NYNEX's capital expenditures in 1995, excluding capital expenditures resulting from business restructuring, are currently expected to be at a level comparable to 1994 expenditures. Most of such expenditures will be for the Telephone Companies, Telesector Resources, and CableComms.

  Operations Under the Modification of Final Judgment
  ---------------------------------------------------

       The operations of NYNEX and its subsidiaries in all industry segments are subject to the requirements of a consent decree known as the "Modification of Final Judgment" ("MFJ"). The MFJ arose out of an antitrust action brought by the United States Department of Justice ("DOJ") against AT&T. In August 1982, the United States District Court for the District of Columbia (the "MFJ Court") approved the MFJ as in the public interest. In February 1983, the United States Supreme Court affirmed the MFJ Court's action. Pursuant to the MFJ, AT&T divested its 22 wholly-owned LECs, including the Telephone Companies, distributed them to the RHCs, and distributed the stock of the RHCs to AT&T's stockholders on January 1, 1984.

       As initially approved, the MFJ restricted the RHCs, including NYNEX and its subsidiaries, to the provision of exchange telecommunications service, exchange access and information access services, the provision (but not manufacture) of customer premises equipment ("CPE") and the publishing of printed directory advertising. Although some restrictions placed on RHC operations have been removed or modified since entry of the MFJ, the RHCs are still required to seek MFJ Court approval in order to provide interLATA telecommunications services, to manufacture or provide telecommunications products and to manufacture CPE. Also, the Telephone Companies are still required to offer to all interexchange carriers and information service providers exchange access and information access, at certain locations, which are equal in quality, type and price to that provided to AT&T and its affiliates ("Equal Access"). Included in capital expenditures for the period 1990 through 1993 are costs incurred in connection with the requirement to provide Equal Access (see "Capital Expenditures" above).

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

       In July 1991, the MFJ Court lifted the MFJ restriction on the provision of the content of information services by the RHCs and LECs, including NYNEX and the Telephone Companies. In May 1993, the United States Court of Appeals for the District of Columbia Circuit ("Court of Appeals") affirmed that decision. The Court of Appeals decision allows the RHCs and LECs, including NYNEX and the Telephone Companies, to create and own the content of the information they transmit over the telephone lines and to provide data processing services to customers. In November 1993, the United States Supreme Court declined to review the Court of Appeals decision.

       On August 18, 1994, the MFJ Court ordered that the July 6, 1994 motion of NYNEX, Bell Atlantic, BellSouth Corporation ("BellSouth") and Southwestern Bell Corporation ("SBC") to vacate the MFJ be referred to the DOJ for investigation. Interested parties filed their comments on the motion with the DOJ in November. On December 16, 1994, Bell Atlantic advised the DOJ of its withdrawal from the proceeding. The DOJ is now conducting an extensive discovery process in connection with the motion. Following completion of its investigation, the DOJ is expected to file its response to the motion with the MFJ Court in late 1995 or early 1996, following which there shall be an opportunity for additional public comment and responses by NYNEX, BellSouth and SBC.

       On August 25, 1994, NYNEX filed a request with the DOJ for a waiver from the MFJ to provide interexchange services for calls originating in New York State. Public comments on the waiver request have been filed with the DOJ, and NYNEX is preparing its reply.

  Regulated Services
  ------------------

       Various services offered by NYNEX's subsidiaries in the Telecommunications and Cellular segments are subject to the jurisdiction of state and federal regulators. Intrastate communications services offered by these subsidiaries are under the jurisdiction of state public utility commissions (see "State Regulatory Matters" below), and interstate communications services are under the jurisdiction of the FCC (see "Federal Regulatory Matters" below). In addition, state and federal regulators review various transactions between these subsidiaries and the other subsidiaries of NYNEX.

  State Regulatory Matters
  ------------------------

       Set forth below is a description of certain intrastate regulatory proceedings with respect to changes in rates and revenues/1//.
                                                            -

                     --------------------------------------

       Maine
       -----

       On May 10, 1994, the Maine Public Utilities Commission ("MPUC") commenced a proceeding to explore alternatives to traditional rate of return regulation for New England Telephone. In an Order dated August 18, 1994, the MPUC consolidated this proceeding with an earnings investigation commenced in


---------------
  /1//  The term "rates" is synonymous with prices.  When changes in rates are
   -
  referred to in the aggregate, the reference is to the aggregate effect of individual price changes multiplied by the volumes of services, assuming no change in volume as a result of the price changes. The term "revenues", on the other hand, refers to the aggregate effect of prices multiplied by volumes of service, with effect given to the change in volume as a result of any price changes.

  response to a ratepayer complaint. In testimony filed October 3, 1994 and amended January 13, 1995, New England Telephone maintained that it was not earning above its authorized rate of return and identified a potential revenue requirement of approximately $12 million under a traditional rate of return methodology. Accordingly, New England Telephone argued that current rates represent the appropriate starting point for any alternative regulation plan. The MPUC Staff and the Office of the Public Advocate each filed testimony on December 13, 1994 contesting New England Telephone's analysis. The Staff concluded that current rates produced nearly $40 million in overearnings, while the Public Advocate estimated overearnings at $65 million. Both argued for a revenue reduction prior to the initiation of any incentive regulation plan. Hearings on this consolidated proceeding were held in February 1995, with a decision expected from the MPUC in May 1995.

       Massachusetts
       -------------

       On April 14, 1994, New England Telephone filed comprehensive tariff provisions with the Massachusetts Department of Public Utilities ("MDPU") as part of an Alternative Regulatory Plan to govern New England Telephone's Massachusetts intrastate operations. New England Telephone's filing proposes the following: (1) regulation of New England Telephone for a period of ten years from the date of MDPU approval under a price framework; (2) pricing rules that limit New England Telephone's ability to increase both overall average prices and specific rate elements, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus exogenous changes; (3) no earnings restriction; (4) a cap on the monthly rates for residence services until August 2001; (5) an increase of $2.50 monthly in the credit on exchange services for Lifeline customers; (6) investment commitments for the public telecommunications network, including commencing the deployment of a broadband network in Massachusetts; (7) quality of service commitments; (8) rate reductions for switched access services; and (9) a new streamlined standard of regulation governing the review of tariff filings. On May 24, 1994, the MDPU ruled that New England Telephone's filing would be treated as a petition for alternative regulation and, consequently, the MDPU's review is not subject to the statutory suspension period. Hearings concerning New England Telephone's filing concluded in November 1994 and final briefs were submitted in January 1995. Decision by the MDPU is pending.

       In June 1990, the MDPU issued an order in Phase III of a proceeding that culminated a five-year investigation into New England Telephone's rates, costs and revenues. The order calls for the gradual restructuring of local and long distance rates within the state, with the objective of moving prices for services closer to the costs of providing them. This is accomplished through an annual transitional filing of new rates by New England Telephone. At the time the rates are established, revenue neutrality is maintained. New England Telephone's first, second and third transitional filings became effective on November 15, 1991, January 15, 1993, and April 14, 1994, respectively. On June 14, 1994, the MDPU granted New England Telephone's motion to defer further transitional filings pending the outcome of the alternative regulation proceeding.

       On January 6, 1995, the MDPU opened an investigation concerning intraLATA and local exchange competition in Massachusetts. The MDPU indicated that among the matters it intends to address are collocation, interconnection of networks, intraLATA toll presubscription, telephone number assignment and portability and universal service funding. New England Telephone and other parties submitted their comments on the scope of the proceeding in February 1995. Decisions in this proceeding could have a significant impact on New England Telephone's revenues.

       New Hampshire
       -------------

       On June 30, 1994, the New Hampshire Public Utilities Commission ("NHPUC") approved New England Telephone's proposed toll rate reduction targeted at small and medium volume usage customers, effective August 5, 1994. The annual revenue effect of the toll rate reduction is estimated to be approximately $7.1 million. Effective with billing periods on and after June 15, 1994, New England Telephone was granted authority to impose a late payment charge on overdue residence and business customer balances, with an annual revenue effect of $2.5 million. The NHPUC approved, effective January 31, 1994, a New England Telephone-requested toll rate reduction targeted at high and medium volume usage customers, with an annual revenue effect of $3.5 million.

       New York
       --------

       On September 26, 1994, New York Telephone, the New York State Department of Public Service Staff and 15 other parties filed a proposed Regulatory Plan (the "Plan") for approval by the NYSPSC. The Plan would modify the manner in which New York Telephone is regulated by the NYSPSC over the next five to seven years. The Plan was developed by the parties in the third phase of the incentive regulation proceeding that the NYSPSC instituted in 1992. In the initial phase of the proceeding, the NYSPSC ordered New York Telephone's rates to be reduced by $170 million annually, effective January 1, 1994. The NYSPSC also ordered that an additional $153 million in revenues be "set aside" for short-term service incentive plans and a longer term plan for performance-based earnings incentives and network improvements to be determined in the proceeding.

       The Plan is a performance-based plan that, if approved by the NYSPSC, will operate as follows:

  (1) The new framework replaces the traditional way New York Telephone's operations have been regulated in New York - a method based on limited earnings - with incentives to invest in new technologies and improve service. Rate of return will no longer be the focus of regulation. The Plan will cap, at current rates, the prices for such "basic" services as residence and business exchange access, residence and business local calling and LifeLine service. In addition, depending on whether the Plan remains in effect for five or seven years, New York Telephone's prices will have been decreased by an amount that would produce a $375 million or a $425 million reduction, respectively, in annual revenue based on current volumes of business. This reduction will be accomplished primarily by reducing the average prices of toll and carrier access services. The first price reduction, estimated at $100 million in annual revenue, will be effective in 1995. During its term, the Plan allows certain prices to be adjusted to take into account an inflation index in excess of four percent annually or costs associated with government mandates and other defined "exogenous" events.

  (2) New York Telephone will commit to maintain and improve its service quality over the term of the Plan, with rebates to customers if it fails to meet the specified service quality standards. If New York Telephone does not meet specified service quality criteria, the Plan will terminate at the end of five years.

  (3) The Plan encourages New York Telephone to achieve substantial productivity gains over the term of the Plan. The NYSPSC may terminate the Plan at the end of five years unless New York Telephone's prices, as measured by an index, are at least 4.5 percentage points lower than a price index of national telecommunications companies.

  (4) The Plan includes competitive enhancements, including a specific schedule to provide intraLATA presubscription ("ILP") by 1996. ILP will give a customer the option of designating, in advance, a carrier that would carry the customer's intraLATA toll calls without the necessity of dialing extra digits. The Plan will require New York Telephone to pay ILP implementation costs.

  (5) Approximately $122 million of the $153 million 1994 "set aside" ordered by the NYSPSC in the first phase of the incentive regulation proceeding will be released to New York Telephone in exchange for the various commitments New York Telephone has made under the Plan. $31 million of the $153 million has already been dedicated to a service improvement plan that was implemented in 1994.

       On March 14, 1995, NYSPSC administrative law judges issued a recommended decision that gave a positive evaluation of the Plan's concept and suggested that, with some modifications in the service and pricing provisions, the Plan "can provide a sound regulatory regime." It is expected that the NYSPSC will issue a decision on the Plan during the second quarter of 1995.

       The NYSPSC has instituted a proceeding to consider the terms that should govern local exchange competition in New York State. (Competition for local exchange services has been authorized under interim regulations pending the development of final regulations.) Among the matters being considered in this proceeding are interconnection between competing local exchange providers, regulation of new entrants, and the possibility of creating a "universal service fund." Decisions in this proceeding could have a significant impact on New York Telephone's revenues.

       In the first phase of the incentive regulation proceeding, New York Telephone and the NYSPSC agreed to a service quality plan for 1994 ("the Service Plan"). In the Service Plan, New York Telephone committed to achieve certain measurable levels of customer service, or, failing to achieve those levels, accept a penalty, the amount of which would be determined by the achieved service performance levels. Based on the service performance results through December 31, 1994, it is probable that New York Telephone will incur a penalty. The precise amount of the penalty obligation cannot be determined pending further NYSPSC action regarding the waiver of certain service results for the period in question, but it is estimated that the penalty will be in the range of $40 to $50 million. The Service Plan is silent as to how New York Telephone must satisfy any penalty. The ultimate resolution as to the disposition of the Service Plan penalty through an additional capital investment to improve infrastructure, a refund to ratepayers, or other means, will be made by the NYSPSC in the future. The NYSPSC may allow all interested parties the opportunity to state their positions.

       Pursuant to a February 1993 NYSPSC order, New York Telephone may retain 1993 earnings above a return on equity of 11.7% and up to 12.7%, depending on its attainment of specified service quality criteria, with earnings above 12.7% return on equity to be held for the ratepayers' benefit. New York Telephone has submitted a report to the NYSPSC showing 1993 earnings below 11.7%. The NYSPSC staff is currently reviewing New York Telephone's submission.

       As an outgrowth of New York Telephone's 1990 general rate case, in November 1990, the NYSPSC commenced a proceeding to review the financial effects on ratepayers of the transactions in the years 1984 through 1990 between New York Telephone and other NYNEX affiliates. In March 1991, the NYSPSC authorized a $250 million increase in New York Telephone's rates, effective January 1, 1991, of which $47.5 million annually remains subject to refund pending resolution of certain affiliate transactions issues. The NYSPSC selected an independent consulting firm to perform an audit of such transactions. The consultant commenced the audit in November 1991 and is expected to complete the audit and submit a final report detailing its findings and recommendations in 1995. The NYSPSC may hold hearings on the consultant's audit report.

       Rhode Island
       ------------

       In August 1992, the Rhode Island Public Utilities Commission ("RIPUC") approved a Price Regulation Trial ("PRT") that provides New England Telephone with significantly increased pricing and earnings freedom through 1995 and calls for specific investment and service-quality commitments. As a part of the PRT, New England Telephone makes an annual filing, with overall price increases capped by a formula indexing prices to the Gross National Product Price Index, adjusted for productivity and exogenous factors. The PRT allows New England Telephone to continue moving the prices of its services closer to the costs of providing them. New England Telephone's 1993 filing, effective January 15, 1994, resulted in an overall revenue reduction of approximately $3.2 million for 1994, resulting from decreases in long distance revenues partially offset by increases in local service revenues. New England Telephone's most recent annual filing became effective on January 15, 1995. This filing effects an overall revenue reduction of approximately $445,000 for 1995, with numerous price adjustments. Under the PRT, New England Telephone must apply a one-time credit to customers' bills of 50% of any earnings between 12.25% and 19.25% return on equity and 100% of any earnings in excess of 19.25% return on equity. On March 1, 1995, New England Telephone filed a statement of its 1994 Rhode Island intrastate earnings with the RIPUC proposing no 1994 shared earnings credit.

       In a separate proceeding, the RIPUC considered proposals from the Rhode Island Division of Public Utilities and Carriers and various interexchange carriers with respect to New England Telephone's intrastate access charges, including a proposal to freeze New England Telephone's annual carrier common line revenues based on the most recent available amount. On November 18, 1994, the RIPUC decided to take no action to alter rates or rate structure at this time.

       On October 25, 1994, the RIPUC initiated a proceeding with respect to competition. In an order dated February 26, 1995, the RIPUC stated that it will consider numerous issues including intraLATA toll presubscription, telephone number assignment and portability, interconnection of networks and collocation.

       Vermont
       -------

       On February 6, 1995, the Vermont Public Service Board ("VPSB"), on motions for reconsideration, amended its earlier order in New England Telephone's Price Regulation Plan proceeding to remove additional pricing restrictions and to permit New England Telephone to modify or exit the Price Regulation Plan during its term. As with the VPSB's earlier order, the proposed changes would not restrict New England Telephone's earnings during the four-year term of the plan but would impose a higher productivity factor and a narrow definition of exogenous costs in the price regulation formula, and additional quality of service standards. On March 8, 1995, New England Telephone notified the VPSB of its rejection of the VPSB's proposed changes and that, accordingly, New England Telephone would continue under rate of return regulation.

       In the related proceeding to examine New England Telephone's level of earnings, on February 6, 1995, the VPSB issued an order, on motions for reconsideration of its October 5, 1994 order, recalculating certain aspects of the required annual revenue reduction, the net effect of which remained approximately $15 million. The reduction is retroactive to December 29, 1993, the date the VPSB opened the proceeding. Among the adjustments ordered was a reversal of the VPSB's previous position on depreciation rates and the approval of stipulated depreciation parameters, with the result that the adjustment previously taken by New England Telephone in response to the VPSB's October 5 order must be reversed and reserves adjusted to conform with the February 6 order. In 1994, New England Telephone reduced local operating revenues by approximately $15 million for subsequent refunds to Vermont customers for the period from December 29, 1993 through December 31, 1994. A date for refunds to customers will be set once the VPSB completes supplemental hearings on rate reduction design issues. On March 6, 1995, New England Telephone filed an appeal of certain portions of the VPSB's February 6 order with the Vermont Supreme Court.

       On October 28, 1994, a lawsuit was filed in Vermont state court by a ratepayer group seeking an additional refund by New England Telephone, with respect to 1993 and 1994 revenues, of up to $54 million. New England Telephone and other defendants filed motions to dismiss the complaint, and on December 30, 1994, the Court dismissed the lawsuit in its entirety.

       In February 1995, New England Telephone and other parties submitted to the VPSB their comments on the proposed order of procedure in the VPSB's proceeding on competition. The proceeding will address issues such as open network architecture, interconnection, unbundling, intraLATA toll presubscription, telephone number assignment and portability and universal service policy.

  Federal Regulatory Matters
  --------------------------

       Interstate Access Charges
       -------------------------

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

       Effective January 1, 1991, the FCC lowered its interstate access rate of return from 12% to 11.25%. Interstate access tariffs for the Telephone Companies reflect this rate of return.

       Effective January 1, 1991, the FCC adopted incentive regulation in the form of price caps with respect to interstate services provided by the Telephone Companies. Price caps focus on LECs' prices rather than costs and set maximum limits on prices LECs can charge for their services. These limits are subject to adjustment each year to reflect inflation, a productivity factor and certain other cost changes. Future improvements in interstate earnings will depend upon actual productivity improvements in excess of the productivity rate established by the FCC, effective response to competition and continued growth in the demand for interstate access services. Moreover, the FCC retained cost of service rate-making methodologies for new services, which may limit the benefits of incentive regulation. Under FCC price cap regulation, the Telephone Companies may earn a return on equity up to approximately 15%. Above that level, earnings are subject to equal sharing with ratepayers, until they reach an effective cap on interstate return on equity of approximately 18.7%.

       In 1992, the Telephone Companies implemented a plan to unify their interstate access rates. With unification of interstate rates, the Telephone Companies report one unified interstate rate of return to the FCC, which will be the basis for determining any possible refund obligations due to overearnings as well as any need to increase interstate rates due to underearnings under the price cap plan.

       In June 1994, the FCC completed a review of the performance of LECs during the initial period of price cap regulation. The Telephone Companies filed comments advocating price cap and access reform to keep pace with the intensifying competitive environment. Among other things, the Telephone Companies recommended increased pricing flexibility, elimination of sharing and low end adjustment mechanisms, and reduction of the productivity factor. An FCC decision is pending.

       Revised tariffs under the price cap rules became effective in July 1991, 1992 and 1993 and reduced interstate access rates by approximately $68 million, $25 million and $90 million, respectively. On July 1, 1994, the Telephone Companies implemented the fourth annual update to the price cap rates, which will result in a net reduction in interstate access rates of approximately $9.4 million by June 1995.

       Tariff revisions were filed by the Telephone Companies with the FCC on September 1, 1994 and amended on December 19, 1994, to amend price cap indexes to reflect additional exogenous costs resulting from the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("OPEB"). The filing as amended reflected $42 million of costs already accrued, increased annual costs of $21 million and increased rates of $2.2 million. The filing follows a July 12, 1994 decision of the Court of Appeals overturning the FCC's prior order denying exogenous treatment of additional OPEB costs. On December 29, 1994, the FCC's Common Carrier Bureau (the "Bureau") issued an order allowing the proposed rates to go into effect December 30, 1994, subject to an investigation and accounting order. Commencing December 30, 1994, the Telephone Companies began collecting these revenues, subject to possible refund pending resolution of the Bureau's investigation.

       On March 3, 1995, the FCC released Orders to Show Cause to each of the LECs, including the Telephone Companies, resulting from an audit of the costs that the LECs reported to the National Exchange Carrier Association ("NECA") for Common Line Pooling purposes for 1988 and the first quarter of 1989. The audit report cites each of the LECs for alleged violations of the FCC's accounting rules and reporting errors which, as to the Telephone Companies, were calculated to total $37.8 million in respect of all interstate costs for the period. Some of the alledged errors would have the effect of understating the Telephone Companies' revenue requirement; the net effect, therefore, is an alleged revenue requirement overstatement of $19.8 million. That estimate is considered preliminary, however, because the auditors did not have sufficient information for several items to reach final conclusions.

       The Order requires the Telephone Companies to show cause why the FCC should not (1) issue a Notice of Apparent Liability for Forfeiture for violations of the FCC's accounting rules; (2) require the Telephone Companies to adjust their price cap indexes; and (3) require the Telephone Companies to improve their internal processes to bring them into compliance. The Telephone Companies must respond to the Order by May 2, 1995.

       Following the FCC's adoption of physical collocation rules in September 1992 and 1993, the Telephone Companies filed Special Access Expanded Interconnection tariffs in February 1993 and Switched Transport Expanded

  Interconnection tariffs in November 1993. Pursuant to provisions of the FCC rules that permit additional pricing flexibility when physical collocation for switched access reaches a threshold penetration level, on January 24, 1994, New York Telephone filed volume and term discount tariffs, which became effective May 24, 1994, for switched transport in certain areas of New York. On June 10, 1994, the Court of Appeals overturned the FCC's physical collocation rules. On July 25, 1994, the FCC adopted rules making physical collocation optional but requiring virtual collocation where physical collocation is not offered. The Telephone Companies decided to continue offering physical collocation.

       On December 15, 1993, the Telephone Companies filed a petition with the FCC for a waiver to implement the Universal Service Preservation Plan ("USPP") in order to compete more effectively with alternative providers of local telephone service. The USPP would reduce the Switched Access rate for multiline business users in zones of high traffic density by approximately 40 percent and would shift most of the revenues lost from this rate reduction to flat, per-line charges applicable to all access lines. Overall annual access revenues would be reduced by $25 million.

       In August 1992, the FCC determined that the LECs may provide video dialtone service, a common carrier platform for transporting and switching video programming from programmers to subscribers, and that neither the LEC providing video dialtone nor its programmer-customers require a local cable franchise. In June 1993, the FCC granted New York Telephone's request for permission to conduct a trial of video dialtone service in New York City. The trial commenced in January 1994.

       On October 20, 1994, the FCC announced that it had adopted a decision responding to petitions for reconsideration of its 1992 order establishing the rules and regulatory framework governing telephone company provision of video dialtone. The FCC generally affirmed its rules for video dialtone, with some qualifications and modifications. The FCC affirmed the common carrier nature of the video dialtone platform, indicated that the video dialtone platform will be subject to dual federal/state regulation, stated that cost allocation issues will be resolved in the tariff process and relaxed in certain respects its telephone company/cable non-ownership affiliation rules.

       On February 7, 1995, the FCC adopted an order granting New England Telephone authorization to begin construction of advanced video dialtone network facilities in portions of Massachusetts and Rhode Island. The facilities, which are planned to pass 334,000 households in Massachusetts and 63,000 households in Rhode Island, will be used to provide video dialtone service as an alternative to cable service by early 1996.

                     --------------------------------------

       The outcome of all refund matters, including those described above under "Regulated Services", as well as the time frame within which each will be resolved, is not presently determinable. As of December 31, 1994, the aggregate amount of revenues that was estimated to be subject to possible refund from all regulatory proceedings was approximately $288.0 million plus related interest.

                     --------------------------------------

  Competition
  -----------

       NYNEX faces competition in each of the industry segments in which it operates. In telecommunications, advances in technology, as well as regulatory and court decisions, are expanding the types of communications products and services available in the market, as well as the number of alternatives to the telecommunications services provided by NYNEX. Various business alliances and other undertakings were announced or consummated in the telecommunications industry in 1994 which indicate an intensifying level of competition, especially with respect to the operations of the Telephone Companies. AT&T acquired, through a merger, McCaw Cellular Communications Inc. ("McCaw"), which operates in a number of areas within NYNEX's region in the Northeast. U S WEST Inc. ("U S WEST") holds a major interest in Time Warner Entertainment Co. L.P., which includes Time Warner Cable and has announced an agreement to acquire Cablevision Systems Corp. ("Cablevision"). Time Warner Cable has extensive operations in the Northeast, including New York City, and has announced its plans to offer a full range of local access telecommunications services to New York City businesses by mid-1995. Cablevision, which operates in Boston, Long Island, and Westchester County, plans to construct a fiber-optic network to deliver telecommunications and video services. MCI Communications Corp. ("MCI") plans to spend $2 billion to establish local fiber-optic networks in 20 major cities, including New York and Boston, offering a way to bypass the local exchange carrier, including the Telephone Companies, and connect directly to MCI's long-distance network. MCI has acquired Digital Equipment Corporation's fiber-optic network in New England. In certain markets in New York City and New England, the Telephone Companies face significant competition from local access providers with substantial resources, such as Teleport Communications Group, which is owned by Tele-Communications Inc. ("TCI") and Cox Enterprises Inc. ("Cox"), two major cable companies. The NYSPSC has authorized 28 companies to provide competitive local exchange services in the state of New York. Three companies have begun local exchange operations in direct competition with New York Telephone, which has implemented interim interconnection agreements with local exchange competitors. The Telephone Companies have allowed alternative service providers to place transmission equipment in the Telephone Companies' central offices, under an arrangement known as collocation. The Telephone Companies also face increasing competition in Centrex services, long distance, WATS, billing and collection services, pay telephones, and various other services.

       NYNEX Mobile faces competition in its provision of cellular services and equipment, from both facilities-based cellular service competitors and resellers in its two largest markets (New York City and Boston) as well as in a number of other markets. There is also competition from non-cellular mobile services in some markets.

       Information Resources competes with various alternative directory publishers in all areas where it offers published directories. Competitive advertising media include newspapers, magazines, and broadcast. Information Resources is also facing competition in its business development activities in Asia.

       There is substantial competition in the Financial Services segment. Banks, captive and independent financial institutions offer various commercial financing products and services in direct competition with this segment.

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

       NYNEX cannot predict the effect of such competition on its business, but all categories of revenue could be affected.

       NYNEX is implementing a major restructuring of its business (see "Business Restructuring" above) and has entered into various strategic alliances in order to meet this competition, including the agreement by NYNEX and Bell Atlantic to combine their domestic cellular services properties (see "Cellular" above).

       On October 20, 1994, NYNEX, Bell Atlantic, AirTouch Communications Inc. ("AirTouch") and U S WEST announced definitive agreements to form a venture to provide national wireless communications services. The venture is comprised of two partnerships, one of which ("PCS Primeco") participated in the FCC auction of PCS licenses and will deploy PCS services. That partnership will be governed by a board of three members representing Bell Atlantic and NYNEX and three members representing AirTouch and U S WEST. The second partnership will develop technical and service standards and a national branding and marketing strategy for both cellular and PCS services. That partnership will be governed by a board of three members representing Bell Atlantic and NYNEX, three members representing AirTouch and U S WEST and one independent member.

       Parties competing against PCS Primeco in the FCC PCS auction included AT&T/McCaw and Wireless Co., an alliance of Sprint Corp. and three major cable companies, including TCI and Cox. On March 13, 1995, the FCC completed its auction of 99 broadband PCS licenses for 51 major markets. PCS Primeco, which bid a total of approximately $1.1 billion for licenses in eleven cities, announced that it expects to begin offering PCS services within 18 months and to complete a nationwide network in two years. PCS Primeco will receive licenses for the following markets: Chicago, Dallas, Tampa, Houston, Miami, New Orleans, Milwaukee, Richmond, San Antonio, Jacksonville and

  Honolulu. On March 20, 1995, PCS Primeco submitted a deposit of approximately $167 million in accordance with FCC auction rules. The balance of PCS Primeco's bid is due upon grant of the licenses, following final review of bidder qualifications by the FCC.

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

       NYNEX is aggressively pursuing the enactment of changes to current restrictions on providing certain communication, information, and entertainment services over the network. NYNEX currently provides some of these services overseas, such as cable television and telecommunications services in the United Kingdom and advanced voice, data, video and cable services in Thailand.

  Research and Development
  ------------------------

       Research and development is primarily conducted at NYNEX Science & Technology, Inc.("Science & Technology"), which was formed in June 1991 to continue the activities previously performed within a department of NYNEX. Science & Technology provides NYNEX with technical direction and support that is essential in developing new services, improving current services and increasing operational efficiencies. It focuses on applied research and development of advanced communications, information and network technologies. Another NYNEX business unit, Telesector Resources, performs market research, product development and field trials associated with new services NYNEX plans to introduce. Bellcore conducts research and development in areas relating primarily to exchange telecommunications and exchange access services. Research and development costs charged to expense were approximately $159.7, $162.8, and $131.7 million in 1994, 1993 and 1992 respectively.

  Employee Relations
  ------------------

       NYNEX and its subsidiaries had approximately 65,400 employees at December 31, 1994. Approximately 46,800 employees are represented by unions. Of those so represented, approximately 68% are represented by the CWA and approximately 32% by the IBEW, both of which are affiliated with the AFL-CIO.

       In 1994, collective bargaining agreements between NYNEX, the CWA and the IBEW were extended until August 8, 1998. These agreements were scheduled to expire on August 5, 1995. Basic wages will increase approximately 14.5%, including a 4.0% increase in August 1994, and a pension enhancement is provided to encourage early retirement. Wages will increase 4.0%, 3.5% and 3.0% in August 1995, 1996 and 1997, respectively. There may be a cost-of-living adjustment in 1997, and employees may receive added compensation for meeting service standards (in March 1996, 1997 and 1998) and for enrollment into a managed care network (in 1996 and 1997).

       The effective date of their agreements and the initial wage increase for CWA and the IBEW in New York was April 3, 1994.

       The effective date of the agreement with the IBEW in New England was August 5, 1994 and the initial wage increase was effective on August 7, 1994.

  Item 2.  PROPERTIES.

       The properties of NYNEX and its subsidiaries do not lend themselves to simple description by character and location of principal units.

       At December 31, 1994, the gross book value of property, plant and equipment was $35.5 billion, consisting principally of telephone plant and equipment (84%). Other classifications include: land, land improvements and buildings (9%); furniture and other equipment (4%); and plant under construction and other (3%).

       Substantially all of the Telephone Companies' central office equipment is located in buildings owned by the Telephone Companies and is situated on land that they own. Many administrative offices of NYNEX and the Telephone Companies, as well as many garages and business offices of the Telephone Companies, are in rented quarters.

       Substantially all of New York Telephone's assets are subject to lien under New York Telephone's Refunding Mortgage Bond indenture. At December 31, 1994, the principal amount of Refunding Mortgage Bonds outstanding was $1.10 billion.

       As part of NYNEX's 1993 restructuring associated with re-engineering the way service is delivered to customers, NYNEX intends to consolidate work centers from approximately 300 to 50 by the end of 1996 to build larger work teams in fewer locations.

  Item 3.  LEGAL PROCEEDINGS.

  Contingent Liabilities Agreement
  --------------------------------

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

       In January 1995, NYNEX and the other RHCs agreed to terminate the sharing arrangement among the LECs with respect to predivestiture contingent liabilities for certain matters. AT&T did not enter into the agreement and, accordingly, the sharing arrangement remains in effect with respect to AT&T's predivestiture liabilities and with respect to AT&T's share of LEC predivestiture liabilities.

  Antitrust Actions
  -----------------

       In October 1990, North American Industries Inc. filed a third party complaint against New York Telephone alleging, among other things, violations of the federal antitrust laws relating to the provision of facilities for pay telephone services. The case is pending in the United States District Court for the Southern District of New York. In 1992, three similar suits were filed in the same court, and one was filed against New England Telephone in the United States District Court for the District of Massachusetts.

       In May 1990, Discon Incorporated filed an action in the United States District Court for the Western District of New York alleging, among other things, violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal antitrust laws. The defendants include NYNEX, New York Telephone, NYNEX Materiel Enterprises Company, and an officer and director of NYNEX. Plaintiff's allegations relate to, among other things, the removal of equipment from New York Telephone's central offices. In June 1992, the District Court dismissed the original complaint in this case. Discon then filed an amended complaint. A motion to dismiss is pending before the District Court.

  Other Litigation
  ----------------

       In April 1990, Scott J. Rafferty filed a lawsuit against New York Telephone, NYNEX Information Solutions Group, Inc. and various individuals, including an officer and director of NYNEX. The lawsuit, filed in the United States District Court for the Southern District of New York, alleged violations of RICO and state common law relating to, among other things, the termination of Mr. Rafferty's employment with Telco Research Corporation,then a subsidiary of NYNEX Information Solutions Group, Inc. In July 1991, the Court issued an order dismissing some of the plaintiff's claims and staying the remainder pending dismissal. In November 1993, the Court dismissed the remainder of Mr. Rafferty's claims and issued a final judgment in favor of the defendants. On February 15, 1995, the U. S. Court of Appeals for the Second Circuit affirmed the dismissal.

       In January 1990, Wegoland Ltd. and Howard Weiner filed an action in the United States District Court for the Southern District of New York on behalf of the telephone ratepayers of New York Telephone and New England Telephone alleging violations of RICO and various state laws. A substantially identical case was filed by Donna Roazen in March 1990. The defendants in these cases were NYNEX, certain of its subsidiaries and certain present and former officers of those companies. Plaintiffs alleged that the Telephone Companies had been charged inflated prices in transactions with their affiliates and that those prices were unlawfully reflected in the Telephone Companies' regulated rates. In November 1992, the District Court granted defendants' motions to dismiss these actions with prejudice. The U. S. Court of Appeals for the Second Circuit affirmed the dismissal on May 20, 1994. No further appeal was taken.

       Fifty-four actions, of which approximately seven remain, were brought in New York State Supreme Court, New York County, against New York Telephone, Empire City Subway Company (Limited) and others arising out of a power failure in a predominantly commercial section of New York City in August 1983. The actions are predicated on broad and general claims of negligence in excavating and/or installing underground equipment. Several of these cases involve multiple plaintiffs.

                   ------------------------------------------

       While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on NYNEX's financial position or annual operating results but could have a material effect on quarterly operating results.

                     --------------------------------------

       On August 8, 1994, NYNEX and Bell Atlantic filed an antitrust lawsuit against AT&T and McCaw seeking to enjoin the proposed merger of AT&T and McCaw. The lawsuit, filed in the United States District Court for the Eastern District of New York, alleged, among other things, that the merger would violate provisions of the Clayton Act and would give AT&T the incentive to use its power as a manufacturer to limit competition in the cellular industry. As a result of a hearing on September 13, 1994 before the court, the merger was permitted to close subject to certain conditions. On November 7, 1994, the day before trial was scheduled to begin, the parties announced a settlement of the suit. Terms of the settlement are confidential, but in general AT&T has made several commitments to accelerate its pursuit of open interfaces in its cellular network equipment.

       In November 1993, NYNEX and New England Telephone filed suit in the United States District Court for the District of Maine seeking an order declaring that section 533(b) of the Cable Communications Policy Act of 1984 is unconstitutional and permanently enjoining the United States from enforcing section 533(b) against NYNEX. Section 533(b) prohibits NYNEX from providing video programming to subscribers in areas where the Telephone Companies provide service. On December 8, 1994, the court issued an opinion and order declaring that section 533(b) is unconstitutional and stating that it will enjoin the enforcement of section 533(b) against NYNEX and its subsidiaries within the NYNEX service area. The Department of Justice has appealed.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

--------------------------------------------------------------------------------

Executive Officers of the Registrant (as of March 1, 1995)
----------------------------------------------------------

 For each of the executive officers of NYNEX, set forth below is the name, age, position and date each person initially became an executive officer:

Name                        Age             Position                      Date
--------------------------  ---  -------------------------------     --------------

William C. Ferguson          64  Chairman of the Board               January 1987
Ivan G. Seidenberg           48  President, Chief Executive
                                  Officer, and Chairman Designate    March 1986
Frederic V. Salerno          51  Vice Chairman-Finance and
                                  Business Development               March 1991
Raymond F. Burke             61  Executive Vice President-
                                  Law and Secretary                  October 1983
Alan Z. Senter               53  Executive Vice President and
                                  Chief Financial Officer            September 1994
Morrison DeS. Webb           47  Executive Vice President and
                                  General Counsel                    May 1994
Richard A. Jalkut            50  President and Group Executive-
                                  NYNEX Telecommunications           January 1995
Richard Blackburn            52  President and Group Executive-
                                  NYNEX Worldwide Services           January 1995
Donald B. Reed               50  President and Group Executive-
                                  NYNEX External Affairs and
                                  Corporate Communications           January 1995
Arnold J. Eckelman           51  Executive Vice President and
                                  Group Executive-Network Services   February 1995
Robert T. Anderson           48  Vice President-Business
                                  Development                        February 1995
Jeffrey A. Bowden            48  Vice President-Strategy &
                                  Corporate Assurance                September 1994
Peter M. Ciccone             52  Vice President and Comptroller      June 1992
John M. Clarke               53  Vice President-Law                  May 1994
Saul Fisher                  51  Vice President-Law                  March 1993
Patrick F. X. Mulhearn       43  Vice President-Public Relations     January 1994
Donald J. Sacco              53  Vice President-Human Resources      May 1990
Thomas J. Tauke              44  Vice President-Government
                                  Affairs                            September 1991
Colson P. Turner             52  Vice President and Treasurer        July 1991

     Prior to their election as executive officers of NYNEX, all of such officers except Mr. Senter, Mr. Bowden and Mr. Tauke had held, for at least the past five years, high level managerial positions with NYNEX or a subsidiary of NYNEX. Officers are not elected for a fixed term of office, but serve at the discretion of the Board of Directors.

       Alan Z. Senter was elected Executive Vice President and Chief Financial Officer of NYNEX effective September 1, 1994. Mr. Senter came to NYNEX from GAF/ISP Corporation where he held the position of Executive Vice President and Chief Financial Officer and was a member of the Board of Directors from 1992 to 1993. Prior thereto, he held the following positions at Xerox: Vice President-Finance from 1990 to 1992; Vice President-Treasurer from 1985 to 1990; Assistant Controller-Strategic Planning from 1982 to 1985; and Vice President-Finance for U.S. Operations in 1980 and for Latin American Operations in 1978.

       Jeffrey A. Bowden was elected Vice President-Strategy & Corporate Assurance for NYNEX, effective September 1, 1994. Prior to joining NYNEX, Mr. Bowden held the position of Vice President and Director at The Boston Consulting Group from 1988 to 1994, where he founded and directed the telecommunications practice. He served as director of Arthur D. Little's telecommunications practice from 1986 to 1988. From 1980 to 1986 he served as a telecommunications consultant for Booz, Allen and Hamilton and he was the founding member of its Technology Management Services practice.

       Thomas J. Tauke was elected Vice President-Government Affairs of NYNEX, effective September 1, 1991. Prior to joining NYNEX, he was founder and senior partner of Tauke, Walgren and Associates, a public policy consulting firm specializing in telecommunications, health, environmental and energy issues. Mr. Tauke was also president and chief executive officer of Home Technology Systems, Inc., a small business specializing in personal emergency systems. From January 1979 to January 1991, Mr. Tauke represented Iowa's Second Congressional District in the United States House of Representatives.

                                    PART II

  Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.

       Information with respect to quarterly dividends and Common Stock prices appearing on page 48 of the Registrant's 1994 Annual Report to Stockholders; information with respect to Common Stock exchange listings appearing on the back cover of such Annual Report under the caption "Stock Exchange Listings"; and information with respect to the number of stockholders of record of Common Stock appearing on page 32 of such Annual Report are incorporated herein by reference.

       During 1994, NYNEX issued approximately 8.6 million shares of Common Stock for the NYNEX Share Owner Dividend Reinvestment and Stock Purchase Plan ("DRISPP"), the NYNEX Corporation Savings Plan for Salaried Employees and the NYNEX Corporation Savings and Security Plan (Non-Salaried Employees) ("Savings Plans"), and other stock incentive programs. For the NYNEX 1992 Management Stock Option Plan and the NYNEX 1992 Non-Management Stock Option Plan, NYNEX has repurchased and placed in treasury stock approximately one million shares of Common Stock. NYNEX continues to buy stock as needed for the continuous exercise of the stock options. Upon exercise of the stock options, these repurchased shares will be released into the open market.

       On March 16, 1995, the Board of Directors of NYNEX announced a quarterly cash dividend of $.59 per share of Common Stock, which was unchanged from the previous quarter. The dividend is payable on May 1, 1995, to stockholders of record at the close of business on March 31, 1995.

  Item 6.  SELECTED FINANCIAL DATA.

       Selected financial data for the five years ended December 31, 1994, appearing on page 28 of the Registrant's 1994 Annual Report to Stockholders, is incorporated herein by reference.

  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 10 through 27 of the Registrant's 1994 Annual Report to Stockholders, is incorporated herein by reference.

  Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The consolidated financial statements of the Registrant and its wholly-owned subsidiaries, appearing on page 28 and pages 30 through 48 of the Registrant's 1994 Annual Report to Stockholders, are incorporated herein by reference and are listed in Item 14 below.

  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       During 1994 and 1993, NYNEX did not change its auditors.

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

       Other information required under Items 10, 11, and 12 is included in the Registrant's Proxy Statement dated March 20, 1995, on pages 2 (commencing under the caption "Stock Ownership of Directors and Executive Officers") through 5, and pages 14 (commencing under the caption "Committee on Benefits Report on Executive Compensation") through the top of page 20. Such information is incorporated herein by reference.

  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       There existed no relationship and there were no transactions reportable under Item 13.

                                    PART IV


  Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

  (a) Documents filed as part of this Annual Report on Form 10-K.
      ----------------------------------------------------------

       (1)  Consolidated Financial Statements.  The following report and
            ---------------------------------
            consolidated financial statements, included in the Registrant's 1994 Annual Report to Stockholders, are incorporated herein by reference in response to Item 8:

                                                                 Page(s)
                                                             in Registrant's
                                                           1994 Annual Report
                                                             to Stockholders

      Report of Independent Accountants...............            28

      Consolidated Statements of Income for each
       of the Three Years in the Period Ended
       December 31, 1994..............................            30

      Consolidated Balance Sheets as of
       December 31, 1994 and 1993.....................            31

      Consolidated Statements of Changes in
       Stockholders' Equity for each of the Three
       Years in the Period Ended December 31, 1994 ...            32

      Consolidated Statements of Cash Flows for each
       of the Three Years in the Period Ended
       December 31, 1994..............................            33

      Notes to Consolidated Financial Statements......         34 - 47

      Supplementary Information
       Quarterly Financial Data (Unaudited)...........            48

      (2)  Consolidated Financial Statement Schedule.  The following
           -----------------------------------------
           consolidated financial statement schedule of the Registrant is included herein in response to Item 14:

                                                           Page(s) in this
                                                          Annual Report on
                                                              Form 10-K
                                                          ----------------
      Report of Independent Accountants...............            34

       II - Valuation and Qualifying Accounts                     35

            Consolidated financial statement schedules other than that listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

      (3)   Exhibits.  Exhibits on file with the Securities and Exchange
            --------
            Commission (the "SEC"), as identified in parentheses below, are incorporated herein by reference as exhibits hereto.

  Exhibit
  Number
  -------

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

  (10)(ii)1 Preferred Stock Purchase Agreement between NYNEX Corporation and Viacom Inc., dated October 4, 1993, and amendment thereto dated November 19, 1993. (Exhibit 10(ii)(2) to the Registrant's 1993 Annual Report on Form 10-K, File
                  No. 1-8608).

  (10)(ii)2 Joint Venture Formation Agreement dated as of June 29, 1994 between NYNEX and Bell Atlantic (Exhibit 10 to the Registrant's June 30, 1994 Form 10-Q, File No. 1-8608).

  (10)(ii)3 Agreement of Limited Partnership of Tomcom, L.P., dated as of October 20, 1994, by and between WMC Partners, L.P. (a Delaware limited partnership wholly owned by AirTouch Communications and U S WEST, Inc.) and Cellco Partnership (a Delaware general partnership wholly owned by affiliates of NYNEX Corporation and Bell Atlantic Corporation).

  (10)(ii)4 Agreement of Limited Partnership of PCS Primeco, L.P., dated as of October 20, 1994, by and between PCS Nucleus, L.P. (a Delaware limited partnership wholly owned by AirTouch Communications and U S WEST, Inc.) and PCSCO Partnership (a Delaware general partnership wholly owned by affiliates of NYNEX Corporation and Bell Atlantic Corporation).

  (10)(iii)1 NYNEX Senior Management Short Term Incentive Plan (Exhibit No. 10-aa to Registration Statement No. 2-87850).

  (10)(iii)2 NYNEX Senior Management Long Term Disability and Survivor Protection Plan (Exhibit No. 10-dd to Registration Statement No. 2-87850).

  (10)(iii)3 NYNEX Senior Management Transfer Program (Exhibit No. 10-ee to Registration Statement No. 2-87850).

  Exhibit
  Number
  -------

  (10)(iii)4      Description of NYNEX Financial Counseling Service for Senior
                  Managers (Exhibit No. 10-ff to Registration Statement     No.
                  2-87850).

  (10)(iii)5 NYNEX Corporation Deferred Compensation Plan for Non-Employee Directors (Exhibit No. 10-gg to Registration Statement No. 2-87850).

  (10)(iii)6 Description of NYNEX Insurance Plan for Directors (Exhibit No. 10-hh to Registration Statement No. 2-87850).

  (10)(iii)7 Description of NYNEX Plan for Non-Employee Directors' Travel Accident Insurance (Exhibit No. 10-ii to Registration Statement No. 2-87850).

  (10)(iii)8 NYNEX Senior Management Incentive Award Deferral Plan (Exhibit No. 10-kk to Registration Statement No. 2-87850).

  (10)(iii)9 Description of NYNEX Mid-Career Hire Program (Exhibit No. 10-ll to Registration Statement No. 2-87850).

  (10)(iii)10 NYNEX Mid-Career Pension Program (Exhibit No. 10-mm to Registration Statement No. 2-87850).

  (10)(iii)11 NYNEX Estate Planning Legal Services Program (Exhibit No. 10-nn to Registration Statement No. 2-87850).

  (10)(iii)12 NYNEX 1984 Stock Option Plan, as amended and restated. (Post-Effective Amendment No. 1 to Registration No. 2-97813, dated September 21, 1987).

  (10)(iii)13     NYNEX Senior Management Long Term Incentive Plan (Exhibit No.
                  (19)(ii)1 to the Registrant's 1984 Annual Report on Form 10-K, File No. 1-8608).

                  (a) Description of certain amendments to the NYNEX Senior Management Long Term Incentive Plan (Exhibit No. (19)(ii)4 to the Registrant's Filing on Form SE dated March 27, 1987, File No. 1-8608).

  (10)(iii)14 NYNEX Senior Management Non-Qualified Pension Plan (Exhibit No. (19)(ii)2 to the Registrant's 1984 Annual Report on Form 10-K, File No. 1-8608).

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

  Exhibit
  Number
  -------

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

  (10)(iii)15 Description of NYNEX Corporation Non-Employee Director Pension Plan (Exhibit No. (28)(i)1 to Amendment No. 1 to the
                  Registrant's 1987 Annual Report on Form 10-K, File        No.
                  1-8608).

  (10)(iii)16 NYNEX Senior Management Non-Qualified Supplemental Savings Plan (Exhibit No. (10)(iii)(A)(18) to the Registrant's 1988 Annual Report on Form 10-K, File No. 1-8608).

  (10)(iii)17 NYNEX 1987 Restricted Stock Award Plan (Exhibit No. (28)(i)1 to the Registrant's Filing on Form SE dated March 23, 1988, File No. 1-8608).

  (10)(iii)18 NYNEX 1990 Long Term Incentive Program (Exhibit No. 1 to the Registrant's Proxy Statement dated March 26, 1990, File No. 1-
                  8608).

  (10)(iii)19 NYNEX 1990 Stock Option Plan (Exhibit No. 2 to the Registrant's Proxy Statement dated March 26, 1990, File No. 1-
                  8608).

  (10)(iii)20     NYNEX Stock Plan for Non-Employee Directors (Exhibit No.
                  (10)(iii)(A)22 to the Registrant's 1990 Annual Report on Form 10-K, File No. 1-8608).

  (10)(iii)21 Description of the NYNEX Supplemental Life Insurance Plan (Exhibit No. (19)(i)2 to the Registrant's filing on Form SE, dated March 23, 1993, File No. 1-8608).

  (10)(iii)22 Description of certain amendments to the NYNEX Senior Management Long Term Incentive Plan (Exhibit No. (19)(ii)1 to the Registrant's filing on Form SE, dated March 23, 1993, File No. 1-8608).

  (10)(iii)23 Description of certain amendments to the NYNEX Senior Management Non-Qualified Pension Plan (Exhibit No. (19)(ii)2 to the Registrant's filing on Form SE, dated March 23, 1993, File No. 1-8608).

  (10)(iii)24 NYNEX Executive Retention Agreement (Exhibit No. (10)(ii)(A)24 to the Registrant's 1993 Annual Report on Form 10-K, File No. 1-8608).

  (10)(iii)25 NYNEX Executive Severance Pay Plan (Exhibit No. (10)(ii)(A)25 to the Registrant's 1993 Annual Report on Form 10-K, File No. 1-8608).

  Exhibit
  Number
  -------

  (10)(iii)26 NYNEX 1995 Long Term Incentive Program (Exhibit No. 1 to the Registrant's Proxy Statement dated March 21, 1994, File No. 1-
                  8608).

  (10)(iii)27 NYNEX 1995 Stock Option Plan (Exhibit No. 2 to the Registrant's Proxy Statement dated March 21, 1994, File No. 1-
                  8608).

  (10)(iii)28     NYNEX Executive Retention and Employment Agreement.

  (10)(iii)29 NYNEX 1990 Stock Option Plan as amended (Exhibit No. 2 to the Registrant's Proxy Statement dated March 20, 1995, File No. 1-
                  8608).

  (10)(iii)30 NYNEX 1995 Stock Option Plan as amended (Exhibit No. 1 to the Registrant's Proxy Statement dated March 20, 1995, File No. 1-
                  8608).

  (10)(iii)31 NYNEX 1995 Long Term Incentive Program as amended (Exhibit No. 3 to the Registrant's Proxy Statement dated March 20, 1995, File No. 1-8608).

  (10)(iii)32 NYNEX Executive Officer Short Term Incentive Plan (Exhibit No. 4 to the Registrant's Proxy Statement dated March 20, 1995, File No. 1-8608).

  (11)            Computation of Earnings Per Share.

  (13)            NYNEX 1994 Annual Report to Stockholders.

  (21)            Subsidiaries of NYNEX.

  (23)            Consent of Independent Accountants.

  (24)            Powers of attorney.

  (b)  Reports on Form 8-K.
       -------------------

       The Company's Current Report on Form 8-K, date of report September 26, 1994 and filed October 4, 1994, reporting on Item 5.

       The Company's Current Report on Form 8-K, date of report October 20, 1994 and filed October 28, 1994, reporting on Item 5.

       The Company's Current Report on Form 8-K, date of report December 8, 1994 and filed December 22, 1994, reporting on Item 5.

                                   SIGNATURES

       Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NYNEX CORPORATION


                                      By         P. M. Ciccone
                                        -------------------------------
                                                 P. M. Ciccone
                                        Vice President and Comptroller


                                                March 24, 1995



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

  Principal Executive Officer:

   I. G. Seidenberg*        President and Chief Executive Officer

  Principal Financial Officer:

   A. Z. Senter*            Executive Vice President
                            and Chief Financial Officer

  Principal Accounting Officer:

   P. M. Ciccone            Vice President and Comptroller


  Directors:
      John Brademas*
      Randolph W. Bromery*
      Richard L. Carrion*
      John J. Creedon*
      William C. Ferguson*
      Stanley P. Goldstein*
      Helene L. Kaplan*
      Elizabeth T. Kennan*         *By           P. M. Ciccone
      Edward E. Phillips*              -----------------------------------
      Frederic V. Salerno*             (P. M. Ciccone, as attorney-in-fact
      Ivan Seidenberg*                   and on his own behalf as
      Walter V. Shipley*                 Principal Accounting Officer)
      John R. Stafford*                  March 24, 1995

                       REPORT of INDEPENDENT ACCOUNTANTS



       Our report on the consolidated financial statements of NYNEX Corporation and its subsidiaries has been incorporated by reference in this Annual Report on Form 10-K from page 28 of the 1994 Annual Report of NYNEX Corporation. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 28 of this Form 10-K.

       In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein. This information should be read in conjunction with the last paragraph of our report on page 28 of the 1994 Annual Report of NYNEX Corporation.



                                     Coopers & Lybrand L.L.P.


  New York, New York
  February 8, 1995

                               NYNEX CORPORATION
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

    COLUMN A                          COLUMN B           COLUMN C          COLUMN D    COLUMN E
   ----------                       ------------  ----------------------  ----------  ----------
                                                         ADDITIONS
                                                  ----------------------
                                                      (1)        (2)
                                                  Charged to  Charged to
                                     Balance at   Costs and     Other                 Balance at
    Description                     Beginning of  Expenses    Accounts    Deductions    End of
                                       Period                                           Period
                                    ------------  ----------  ----------  ----------  ----------
ALLOWANCE FOR UNCOLLECTIBLES

 Year 1994........................    $  204.7    $  178.9    $200.0 (a)  $356.9 (b)   $  226.7

 Year 1993........................    $  190.3    $  144.0    $134.0 (a)  $263.6 (b)   $  204.7

 Year 1992........................    $  169.9    $  139.4    $164.8 (a)  $283.8 (b)   $  190.3

RESTRUCTURING

 Year 1994........................    $1,522.5    $---        $---        $674.6       $  847.9

 Year 1993........................    $  274.0    $1,570.1    $ 31.0 (c)  $352.6       $1,522.5

 Year 1992........................    $  697.3    $---        $---        $423.3       $  274.0

VALUATION ALLOWANCE FOR DEFERRED
           TAX ASSETS

 Year 1994........................    $  113.9    $---        $---        $ 71.7       $   42.2

 Year 1993........................    $  ---      $  113.9    $---        $---         $  113.9

----------------
(a) Includes amounts to establish a reserve for purchased accounts receivables.
(b) Amounts written-off as uncollectible. Amounts previously written-off are credited directly to this account when recovered.
(c) Amounts charged to other income.