Form 10-K405/A
period 1994-12-31
NYNEX CORP
filed 1995-04-27
CIK 732714

FORM 10-K/A

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
(Mark one)
(X)                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1994
                               OR
( )                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______ to _______

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

        Common Stock (par value            New York, Boston, Chicago,
            $1.00 per share)                Pacific and Philadelphia
                                                 Stock Exchange

      Twenty year 9.55% Debentures
            due May 1, 2010               New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None.

  At February 28, 1995, approximately 425,380,000 shares of
  Common Stock were outstanding.

  At February 28, 1995, the aggregate market value of the voting stock held by nonaffiliates was approximately $16,679,399,000.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes..X..  No.......

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

              DOCUMENTS INCORPORATED BY REFERENCE:

(1)   Portion of the Registrant's 1994 Annual Report of
      Stockholders (Part II).

(2)   Portion of the Registrant's Proxy Statement dated March 20,
      1995 issued in connection with the 1995 Annual Meeting of Stockholders (Part III).

                         AMENDMENT NO. 1

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
  Report for 1994 on Form 10-K as set forth in the pages attached hereto:

 Exhibit (99)a  Annual Report on Form 11-K of the NYNEX Corporation
                Savings Plan for Salaried Employees for the year ended December 31, 1994.

 Exhibit (99)b  Annual Report on Form 11-K of the NYNEX Corporation
                Savings and Security Plan (Non-Salaried Employees) for the year ended December 31, 1994.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NYNEX Corporation
                                              (Registrant)

                                        By   A. Z. Senter
                                            (A. Z. Senter,
Dated:  April 26, 1995                     Executive Vice President and
                                            Chief Financial Officer)