Form 10-Q
period 1995-03-31
NYNEX CORP
filed 1995-05-09
CIK 732714

Form 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark one)

 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

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


At April 30, 1995, 425,752,561 common shares were outstanding.

Form 10-Q Part I
                            PART I - FINANCIAL INFORMATION

                        NYNEX CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
       (In millions, except per share amounts) (Unaudited)
For the Three Months Ended March 31,          1995       1994
OPERATING REVENUES
 Local service                           $1,661.2    $1,629.9
 Long distance                              257.6       281.0
 Network access                             883.0       864.2
 Other                                      552.4       498.2
  Total operating revenues                3,354.2     3,273.3

OPERATING EXPENSES
 Maintenance and support                    746.9       769.3
 Depreciation and amortization              662.4       652.0
 Marketing and customer services            328.0       340.2
 Taxes other than income                    259.5       249.0
 Selling, general and administrative        571.9       485.4
 Other                                      212.5       181.9
  Total operating expenses                2,781.2     2,677.8

Operating income                            573.0       595.5
Other income (expense) - net                (17.0)       (9.1)
Interest expense                            191.6       159.6


Earnings before income taxes                364.4       426.8

Income taxes
 Federal                                     91.6       113.4
 State, local and other                      22.6        22.8
  Total income taxes                        114.2       136.2


NET INCOME                               $  250.2    $  290.6



Earnings per share                       $    .59    $    .70

Weighted average number of shares
 outstanding                                424.7       416.3

Dividends declared per share             $    .59    $    .59


Retained earnings
 Beginning of period                     $2,208.2    $2,388.3
  Net income                                250.2       290.6
  Dividends declared                       (251.0)     (246.3)
  Other                                      24.2         4.8
 End of period                           $2,231.6    $2,437.4


  See accompanying notes to consolidated financial statements.

Form 10-Q Part I           NYNEX CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                          (In millions)
                                             March 31,  December 31,
                                               1995         1994
ASSETS                                     (Unaudited)
Current assets:
 Cash and temporary cash investments      $   114.1    $   137.5
 Receivables (net of allowance of $228.9
  and $226.7, respectively)                 2,526.3      2,532.5
 Inventories                                  188.3        173.3
 Prepaid expenses                             461.0        361.2
 Deferred charges and other current assets    512.8        593.5
  Total current assets                      3,802.5      3,798.0

Property, plant and equipment - at cost     35,975.5     35,467.1
 Less: accumulated depreciation           (15,319.0)    (14,843.7)
                                            20,656.5     20,623.4

Deferred charges and other assets            5,712.7      5,646.6
     Total Assets                          $30,171.7    $30,068.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                          $ 2,453.5    $ 2,668.2
 Short-term debt                             2,347.4      2,128.8
 Other current liabilities                     947.1      1,053.5
  Total current liabilities                  5,748.0      5,850.5

Long-term debt                               7,758.0      7,784.5
Deferred income taxes                        3,177.4      3,364.7
Unamortized investment tax credits             294.5        304.4
Other long-term liabilities and deferred
 credits                                     4,510.0      4,182.5
     Total liabilities                      21,487.9     21,486.6

Commitments and contingencies [Notes (d) and (e)]

Stockholders' equity:
 Preferred stock - $1 par value                 -            -
  shares authorized:  70,000,000
  shares issued:  None
 Preferred stock - Series A Junior Participating-            -
  - $1 par value
  shares authorized:  5,000,000
  shares issued:  None
 Common stock - $1 par value                   441.5        439.7
  shares authorized:  750,000,000
  shares issued:
          at March 31, 1995 - 441,542,547
          at December 31, 1994 - 439,669,480
 Additional paid-in capital                  7,011.5      6,942.0
 Retained earnings                           2,231.6      2,208.2
 Treasury stock (16,053,830 and 16,102,683
  shares, respectively, at cost)              (642.4)      (644.3)
 Deferred compensation - LESOP Trust          (358.4)      (364.2)
   Total stockholders' equity                8,683.8      8,581.4
     Total Liabilities and Stockholders'
      Equity                               $30,171.7    $30,068.0

  See accompanying notes to consolidated financial statements.

Form 10-Q Part I

                        NYNEX CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions) (Unaudited)
For the Three Months Ended March 31,           1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $  250.2   $  290.6
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                662.4      652.0
  Amortization of unearned lease income-net    (20.3)     (23.4)
  Allowance for funds used during construction-
   equity component                             (5.9)      (6.9)
  Changes in operating assets and liabilities:
      Receivables                                6.2      141.6
      Inventories                              (15.0)       2.3
      Prepaid expenses                         (99.8)     (93.0)
      Deferred charges and other current assets 80.7      159.8
      Accounts payable                        (215.8)    (187.8)
      Other current liabilities               (106.4)     (21.9)
  Deferred income taxes and Unamortized
   investment tax credits                     (197.1)     (95.8)
  Other long-term liabilities and deferred
   credits                                     279.3       48.2
  Other-net                                     26.1      (98.4)
   Total adjustments                           394.4      476.7

Net cash provided by operating activities      644.6      767.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                          (686.1)    (626.5)
Investment in leased assets                    (16.5)      (5.9)
Cash received from leasing activities           37.3       19.8
Other investing activities-net                 (65.1)      78.7

Net cash used in investing activities         (730.4)    (533.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of commercial paper and
 short-term debt                             3,238.4    5,679.7
Repayment of commercial paper and
 short-term debt                            (2,986.3)  (6,426.7)
Issuance of long-term debt                       -        593.5
Repayment of long-term debt and capital leases (43.5)     (14.9)
Issuance of common stock                        28.8       62.1
Dividends paid                                (223.3)    (218.7)
Minority interest                               48.3       77.8

Net cash provided by (used in)
 financing activities                           62.4     (247.2)

Net decrease in Cash and temporary
 cash investments                              (23.4)     (13.8)
Cash and temporary cash investments at
 beginning of period                           137.5      157.8
Cash and temporary cash investments at
 end of period                              $  114.1   $  144.0

  See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                        NYNEX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements have been prepared by NYNEX Corporation ("NYNEX") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1994 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the NYNEX 1994 Annual Report on Form 10-K.

(b) CASH AND TEMPORARY CASH INVESTMENTS - NYNEX's cash management policy is to make funds available in banks when checks are presented. At March 31, 1995, NYNEX had recorded in Accounts payable checks outstanding but not yet presented for payment of $162.8 million.

(c) ADOPTION OF FINANCIAL ACCOUNTING STANDARDS - Effective January 1, 1995, NYNEX adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made" ("Statement No. 116"). The effect of implementing Statement No. 116 on NYNEX's results of operations and financial position was insignificant.

(d) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters, including affiliate transaction issues in New York Telephone Company's ("New York Telephone") 1990 intrastate rate case ($201.8 million), service issues in New York Telephone's incentive regulation proceeding ($50.0 million) and other matters ($54.8 million), may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of March 31, 1995, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $306.6 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

(e) LITIGATION AND OTHER CONTINGENCIES - It is probable that local tax claims aggregating approximately $225 million in tax and $161 million in associated interest will be asserted against New York Telephone for the period 1984 through the first quarter of 1995. The claims relate to the taxability of New York Telephone's interstate and intrastate network access revenues. The current status is that these matters have been identified as possible audit adjustments by the taxing authority, and New York Telephone is presenting its

Form 10-Q Part I
                        NYNEX CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                           (Unaudited)

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

(f) SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting
Standards No. 95, "Statement of Cash Flows":

                                               For the
                                          Three Months Ended
                                               March 31,
(In millions)                               1995      1994
Income tax payments                        $ 25.7    $ 35.8
Interest payments                          $162.0    $126.3
Additions to property, plant and
  equipment under capital lease
  obligations                              $  0.1    $  9.3
Common Stock issued for Dividend Reinvestment
 and Stock Purchase Plan and stock
 compensation plans                        $ 30.6    $  8.5

(g) SEGMENT INFORMATION - The following tables set forth summary financial information by business segment. Total intersegment sales for the first quarter of 1995 and 1994 were $88.5 and $97.0 million, respectively, principally in the telecommunications segment. The financial services segment had total outstanding debt of $1,427.9 and $602.0 million at March 31, 1995 and 1994, respectively.

(In millions)
UNAFFILIATED REVENUES:
                                        For the Three Months Ended
                                         March 31,    March 31,
                                           1995         1994

  Telecommunications                   $2,883.4     $2,869.1
  Cellular                                189.3        140.3
  Publishing                              230.5        215.1
  Financial services                       21.5         27.8
  Other diversified operations             29.5         21.0

Total Consolidated Operating Revenues   $3,354.2     $3,273.3

Form 10-Q Part I

                        NYNEX CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                           (Unaudited)
                                        For the Three Months Ended
                                         March 31,    March 31,
(In millions)                              1995         1994
OPERATING INCOME:

  Telecommunications                    $600.3       $612.4
  Cellular                                14.7         10.0
  Publishing                              12.8         15.3
  Financial services                      15.6         21.4
  Other diversified operations           (39.1)       (20.2)

Total operating income by segment         604.3        638.9
  Adjustments/Eliminations                (0.1)        (2.5)
  Corporate expenses                     (31.2)       (40.9)

Operating Income                         $573.0       $595.5

Cellular operating income includes certain amounts that are subsequently paid out to minority shareholders. Minority interest expense for the cellular segment for the three months ended March 31, 1995 and 1994 was $8.9 and $13.5 million, respectively.

                                      March 31,     March 31,
(In millions)                           1995          1994

IDENTIFIABLE ASSETS:

  Telecommunications                 $24,754.9    $24,768.5
  Cellular                               997.1        738.0
  Publishing                             549.9        536.6
  Financial services                   1,601.1      1,493.7
  Other diversified operations         2,347.6      1,706.8

Total identifiable assets by segment   30,250.6     29,243.6
  Adjustments/Eliminations            (1,578.7)    (1,415.0)
  Investment in unconsolidated subsidiary 28.5         29.5
  Corporate assets                     1,471.3      1,410.6

Total Assets                          $30,171.7    $29,268.7

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended March 31, 1995, net income was $250.2 million, or $0.59 per share, on 424.7 million average common shares outstanding. Net income for the first quarter of 1994 was $290.6 million, or $0.70 per share, on 416.3 million average common shares outstanding.

Results for the first quarter of 1995 included an after-tax charge of $53.8 million, or $0.13 per share, for pension enhancements, primarily in the telecommunications segment, for approximately 500 management and 400 nonmanagement employees who elected during the quarter to leave NYNEX under retirement incentives. NYNEX previously reported an estimated additional $1.3 billion in after-tax charges are to be recorded as employees leave through the end of 1996 under the retirement incentives rather than under the 1993 force reduction plan. A portion of the year-end 1993 accrual for severance was utilized on a per employee basis, and the incremental costs of the pension enhancements were recorded. Results for the first quarter of 1994 did not include charges for retirement incentives.

Operating revenues increased $80.9 million, or 2.5%, over the first quarter of 1994. NYNEX experienced a 59% increase in cellular customers, a 3.3% growth in access lines and a 5.9% increase in access usage over the first quarter of last year. Telecommunications revenues increased 0.5%, to $2.9 billion; increases from customer demand were partially offset by interstate and intrastate rate reductions.

Operating expenses, excluding pretax pension enhancement charges of $83.8 million, increased 0.7%. The components of the pretax charges are $71.6 million ($45.9 million after-tax) for pension enhancements, and $12.2 million ($7.9 million after-tax) for associated postretirement medical costs. Telecommunications operating expenses, excluding pension enhancement charges, decreased 2.0% from the first quarter of 1994 as force reductions and process re-engineering continued, offsetting most of the expense increases from the growth in domestic and international nontelephone businesses.

Operating income, excluding pension enhancement charges, increased $61.3 million, or 10.3%, a 1.4% improvement in operating margin over the first quarter of 1994. This improvement resulted from the slower growth in operating expenses of 0.7% as compared to the increase in operating revenues of 2.5%. The increase in net income of 4.6% excluding pension enhancement charges was less than the percentage improvement in operating income principally because of a $32 million increase in interest expense.

Form 10-Q Part I

                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Operating revenues

Operating revenues for the quarter ended March 31, 1995 increased
$80.9 million, or 2.5%, over the same period last year.  The change in revenues consists of the following:
(In millions)
                                       For the Three Months Ended
                                        March 31,    March 31,
                                          1995          1994

  Local service                       $1,661.2     $1,629.9
  Long distance                          257.6        281.0
  Network access                         883.0        864.2
  Other                                  552.4        498.2

Total Consolidated Operating Revenues $3,354.2     $3,273.3

Local service revenues increased $31.3 million, or 1.9%, primarily due to a net $29 million increase in demand driven by a 3.3% increase in access lines and sales of calling features and to a $7 million increase in local service rates due to a restructuring of Massachusetts rates.

Long distance revenues decreased $23.4 million, or 8.3%, primarily due to decreases in demand for message toll service, private line and wide area telecommunications services as a result of increased competition and customer shifts to lower priced services offered by New York Telephone and New England Telephone and Telegraph Company ("New England Telephone") (collectively, the "telephone subsidiaries") and a $10 million decrease in long distance rates primarily attributable to the Massachusetts rates restructuring.

Network access revenues increased $18.8 million, or 2.2%. There were increases in demand for both switched and special access, partially offset by a reduction in interstate rates.

Other revenues increased $54.2 million, or 10.9%, primarily due to a $49 million increase in revenues in the cellular segment, as the customer base for mobile telecommunications continued to expand. Revenues for the publishing segment increased
$15.4 million, or 7.2%, primarily due to increased Yellow Pages advertising revenues, driven by increased prices and volume growth, and increased revenues from the publication of international directories. These increases were partially offset by a $12.5 million decrease in billing and collection revenues at the telephone subsidiaries, pursuant to the contract with AT&T Corp. ("AT&T").

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Operating expenses

Operating expenses were $2.8 billion, an increase of $103.4 million, or 3.9%, over the first quarter of 1994.
Excluding the $83.8 million pretax charge for pension enhancements, operating expenses increased 0.7%.

At the telephone subsidiaries and Telesector Resources Group, Inc. (collectively, the "telecommunications group"), excluding pension enhancement charges, operating expenses were $2.3 billion, a decrease of $46.1 million, or 2.0%, reflecting continued force reductions and process re-engineering. Employee costs, consisting primarily of wages, payroll taxes, and employee benefits, decreased $32.2 million due principally to a reduction in the work force, partially offset by salary rate increases.
All other operating expenses decreased $13.9 million due principally to a $23.0 million decrease in non-employee costs, partially offset by a $9.3 million increase in taxes other than income primarily due to New England Telephone property taxes. Depreciation and amortization was flat as a result of revised federal and state depreciation rates offset by increased depreciable plant investment.

At NYNEX's subsidiaries other than the telecommunications group, excluding pension enhancement charges, operating expenses increased $65.7 million, or 20.0%. This increase was due primarily to a $43.1 million increase in cellular expenses as a result of continued growth in the customer base, an increase in bad debt and fraud costs, and increased depreciation and amortization due to the expansion of cellular operations. In addition, there were increases in expenses due to the expansion of the international cable television and telecommunications operations and increased business development costs related to the entertainment and information services business.

Other Income (Expense) - Net

Other income (expense) - net for the first quarter of 1995 had a negative impact of $7.9 million from the first quarter of 1994, principally due to start-up costs from investments in entertainment and information services ventures and to increased minority interest expense.

Interest Expense

Interest expense for the first quarter of 1995 increased
$32.0 million, or 20.1%, from the first quarter of 1994. Average interest rates increased primarily as a result of an increase from 3.4% to 6.1% in average commercial paper rates. There was essentially no change in total debt since variable rate commercial paper was repaid through the issuance of long-term debt in 1994. Average long-term debt levels increased from $6.6 to $7.8 billion, and average commercial paper levels decreased from $3.6 to $2.3 billion.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Income Taxes

Income taxes for the first quarter of 1995 decreased
$22.0 million, or 16.2%, from the same period last year. The effective tax rate for the first quarter of 1995 was the same as for the first quarter of 1994. Income taxes in 1995 were reduced by tax credits of $19 million. Income taxes in 1994 included a $12 million reduction in the deferred tax valuation allowance as a result of the implementation of a tax planning strategy to utilize capital losses generated from the exit from the information products and services business.

CURRENT STATUS OF BUSINESS RESTRUCTURING

Reserve Utilization in 1995
The restructuring reserve balance at March 31, 1995, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees' leaving NYNEX under the business restructuring, was approximately $700 million. In the first quarter of 1995, NYNEX utilized 1993 restructuring reserves of $99 million in the following categories:

     Severance:
     Management                       $30
     Nonmanagement                      3
     Total severance                            $33
     Process Re-engineering:
       Systems redesign:
          Customer contact             12
          Customer provisioning         9
          Customer operations           5
          Customer support             10
          Total systems redesign           $36
       Work center consolidation             2
       Branding                              1
       Relocation                            -
       Training                              1
       Re-engineering implementation        14
       Total process re-engineering              54
     Sale/discontinuance of information products
       and services businesses                   12
     Nontelephone subsidiaries' restructuring     -
     Total                                     $ 99

Cost Savings

During the first quarter of 1995, NYNEX experienced a reduction in wages of approximately $82 million as a result of employees' leaving under retirement incentives.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Force Reduction Plans

When business restructuring charges were recorded in 1993, NYNEX anticipated that 16,800 positions (4,200 management and 12,600 nonmanagement) would be eliminated through process re-engineering initiatives. In the first quarter of 1994, NYNEX announced the offering of pension enhancements and anticipated that the planned work force reductions as a result of re-engineering could be achieved through the offering of the pension enhancements. At the present time, NYNEX still expects to achieve the targeted reduction of 16,800 positions through process re-engineering; however, it appears that the management reductions will be higher than originally planned due to single enterprise management staff reduction efforts and nonmanagement reductions will be less due to volume of business growth. NYNEX also expects to meet the target of 16,800 employees electing to take the pension enhancements, but expects that the number of management employees electing will be higher and nonmanagement will be lower than originally anticipated. Based on employee acceptance of pension enhancements to date, NYNEX is reassessing the actuarial assumptions used in calculating the estimated additional charges to be recorded.

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS

Operating activities: Net cash provided by operating activities was $644.6 and $737.3 million at March 31, 1995 and 1994, respectively, a decrease of $122.7 million from the first quarter of 1994.

This decrease was primarily due to lower net income and greater cash outlays for re-engineering activities in the first quarter of 1995. Costs associated with re-engineering activities reserved for in the fourth quarter of 1993 were planned to result in cash outlays in the years 1994 through 1996; approximately $34 and $16 million were expended in the first quarter of 1995 and 1994, respectively. Pension enhancement charges in the first quarter of 1995 did not materially affect operating cash flows because increased cash outflows due to the pension enhancement charges will be incurred primarily by the NYNEX Pension Plans in the future.

Investing activities: Net cash used in investing activities was $730.4 and $533.9 million at March 31, 1995 and 1994, respectively, an increase of $196.5 million over the first quarter of 1994, primarily due to increases in capital expenditures and other investing activities.

Capital expenditures increased $59.6 million, or 9.5%. During the first quarter of 1995, NYNEX upgraded the existing telecommunications network, including new construction, optical fiber and modernization at the telephone subsidiaries. Telecommunications capital expenditures were funded primarily through cash generated from operations. Capital expenditures in the first quarter of 1995 also included the addition of mobile cell sites and the

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

continued construction of the cable television/telecommunications network in the United Kingdom. Cash used in other investing activities increased $143.8 million over the first quarter of 1994 primarily due to NYNEX's $42 million investment in PCS Primeco (see LIQUIDITY below), and the receipt of cash in 1994 from the exit from the information products and services business.

Financing activities: Net cash provided by (used in) financing activities was $62.4 and ($247.2) million at March 31, 1995 and 1994, respectively, an increase of $309.6 million over the first quarter of 1994.

This increase was primarily due to issuances of commercial paper in the first quarter of 1995 in connection with the funding of new ventures. Equity increased approximately $59.4 million in the first quarter of 1995 as NYNEX issued new shares of common stock for employee savings plans, the Dividend Reinvestment and Stock Purchase Plan ("DRISPP"), and stock compensation plans. Financing cash flows in the first three months of 1995 included net funds of $48.3 million primarily provided by a minority interest in the financing structures formed in December 1993 and 1994 for the network construction program in the United Kingdom.

LIQUIDITY

NYNEX CableComms Group PLC and NYNEX CableComms Group Inc., indirect wholly-owned subsidiaries of NYNEX, filed a registration statement with the SEC for an initial public offering. The Ordinary Shares of NYNEX CableComms Group PLC and the shares of Common Stock of NYNEX CableComms Group Inc. would be traded together as Units. Following the offering, NYNEX would continue to be the controlling shareholder of the outstanding Units. Proceeds of the offering would be used to repay outstanding revolving loans under credit facilities, to fund a portion of the cost of construction of CableComms' network, for operating cash flow and interest.

At March 31, 1995, NYNEX had $950 million of unissued, unsecured debt and equity securities registered with the SEC. The proceeds from the sale of securities would be used to provide funds for NYNEX and/or NYNEX's nontelephone subsidiaries for their general corporate purposes.

At March 31, 1995, NYNEX Capital Funding Company had $637 million of unissued medium-term debt securities registered with the SEC. When issued these securities will be guaranteed by NYNEX. The proceeds from the sale of these securities would be used to provide financing for NYNEX and/or NYNEX's nontelephone subsidiaries.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

At March 31, 1995, New England Telephone and New York Telephone had $500 and $250 million, respectively, of unissued, unsecured debt securities registered with the SEC. Pursuant to the indentures for certain of its debentures, New York Telephone has covenanted that it will not issue additional funded debt securities ranking equally with or prior to such debentures unless it has maintained an earnings coverage of 1.75 for interest charges for a period of any 12 consecutive months out of the 15 month period prior to the date of the proposed issuance. As a result of the 1993 and 1994 business restructuring charges, New York Telephone did not meet the earnings coverage requirement in March 1994. At March 31, 1995, New York Telephone meets the requirement.

On October 20, 1994, NYNEX, Bell Atlantic Corporation, AirTouch Communications Inc. and U S WEST Inc. announced definitive agreements to form a venture to provide national wireless communications services. The venture is comprised of two partnerships, one of which, PCS Primeco, participated in the Federal Communications Commission ("FCC") auction of personal communications services ("PCS") licenses and will deploy PCS services. On March 13, 1995, the FCC completed its auction of 99 broadband PCS licenses for 51 major markets. PCS Primeco, which bid a total of approximately $1.1 billion for licenses in eleven cities, announced that it expects to begin offering PCS services within 18 months and to complete a nationwide network in two years. Through March 1995, PCS Primeco submitted a deposit of approximately $220 million in accordance with FCC auction rules, of which NYNEX's portion was approximately
$55 million.  The balance of the bid of approximately
$880 million, of which NYNEX's portion is approximately
$220 million, is due upon grant of the licenses following final review of bidder qualifications by the FCC, which is expected to be in May 1995. NYNEX's portion is anticipated to be funded initially through the issuance of debt and equity securities.

REGULATORY AND OTHER MATTERS

STATE REGULATORY

New York: As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1994), on September 26, 1994, New York Telephone, the New York State Department of Public Service Staff and 15 other parties filed a proposed Regulatory Plan (the "Plan") for approval by the New York State Public Service Commission ("NYSPSC"). The Plan would modify the manner in which New York Telephone is regulated by the NYSPSC over the next five to seven years. The Plan was developed by the parties in the third phase of the incentive regulation proceeding that the NYSPSC instituted in 1992. In the first phase of the proceeding, the NYSPSC ordered New York Telephone's rates to be reduced by $170 million annually, effective January 1, 1994, and required that an additional $153 million of revenues annually be set aside for short-term service incentive plans and a longer term plan for performance-based earning incentives and network improvements to be determined in the proceeding. The NYSPSC's decision on the Plan is expected in the second quarter of 1995.

Form 10-Q Part I

                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

New York Telephone and the NYSPSC agreed to a service quality plan for 1994 ("the Service Plan"). In the Service Plan, New York Telephone committed to achieve certain measurable levels of customer service, or, failing to achieve those levels, accept a penalty, the amount of which would be determined by the achieved service performance levels. Based on service performance results through December 31, 1994, it is probable that New York Telephone will incur a penalty obligation. The precise amount of the penalty obligation cannot be determined pending further NYSPSC action regarding the waiver of certain service results for the period in question, but it is estimated that the obligation will be in the range of $40 to $50 million. The Service Plan is silent as to how New York Telephone must satisfy any obligation. The ultimate resolution as to the disposition of the Service Plan obligation through an additional capital investment to improve infrastructure, a refund to ratepayers, or other means, will be made by the NYSPSC in the future. The NYSPSC may allow all interested parties the opportunity to state their positions.

Maine: As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1994), on May 10, 1994, the Maine Public Utilities Commission ("MPUC") commenced a proceeding to explore alternatives to traditional rate of return regulation and an earnings investigation commenced in response to a ratepayer complaint for New England Telephone. On May 3, 1995, the MPUC indicated its intent to reduce New England Telephone's annual revenues by $14.3 million, to order a one-time customer credit of $2.8 million and to adopt a form of price cap regulation that would impose quality of service standards and a productivity factor more stringent than those recommended by New England Telephone. The MPUC is expected to issue an order by May 15, 1995.

Massachusetts: As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1994), on April 14, 1994, New England Telephone filed tariff provisions with the Massachusetts Department of Public Utilities ("MDPU") as part of an Alternative Regulatory Plan to govern New England Telephone's Massachusetts intrastate operations. The MDPU's decision is pending.

Vermont: As previously reported (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1994), on February 6, 1995, the Vermont Public Service Board ("VPSB") amended its earlier order in New England Telephone's Price
Regulation Plan proceeding.  On March 8, 1995, New England
Telephone notified the VPSB of its rejection of the VPSB's proposed changes and that, accordingly, New England
Telephone would continue under rate of return regulation.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Also as previously reported, in the related proceeding to examine New England Telephone's level of earnings, on February 6, 1995, the VPSB issued an order, recalculating certain aspects of the required annual revenue reduction, the net effect of which remained approximately $15 million, retroactive to December 29, 1993, the date the VPSB opened the proceeding. In the first quarter, New England Telephone reduced local operating revenues by approximately $3 million for subsequent refunds to Vermont customers for the period from January 1, 1995 through March 31, 1995. A date for refunds to customers will be set once the VPSB completes supplemental hearings on rate reduction design issues. On March 6, 1995, New England Telephone filed an appeal of certain portions of the VPSB's February 6 order with the Vermont Supreme Court.

FEDERAL REGULATORY

Price caps

On March 30, 1995, the FCC announced interim changes in the price cap rules for local exchange carriers ("LECs") pending a further notice of proposed rulemaking that the FCC hopes to complete by early 1996. The FCC price cap formula adjusts the limits on access price levels ("price cap index" or "PCI") upward for inflation, downward for productivity improvement and up or down for exogenous costs. Under the interim rules each LEC will choose one of three productivity factor offsets to be used in setting its price cap index. LECs adopting the highest productivity factor will retain all interstate earnings. The two other options entail sharing of earnings and will allow an LEC to achieve a maximum interstate rate of return of either 14.25% or 12.75%.

The FCC also determined that the original 3.3% productivity factor adopted in 1991 and used since then by most LECs was understated. Accordingly, the FCC's order requires those LECs, including the telephone subsidiaries, to make up front reductions to "reinitialize" their respective PCIs. The FCC also revised the criteria for including exogenous cost changes in the calculation of the PCI. As a result, the LECs will be required to recalculate their PCIs on a prospective basis to exclude cost increases due to changes in the accounting treatment of Other Postemployment Benefit expenses.

The telephone subsidiaries are scheduled to file tariffs in May 1995 to implement the fifth annual update to the price cap rates, including the adjustments ordered by the FCC. The tariffs, which are to become effective August 1, 1995, will reduce the telephone subsidiaries' interstate access rates by approximately
$79 million for the tariff period ending June 30, 1996.

The FCC gave the LECs additional pricing flexibility in certain service categories and announced its intention to examine broader questions of regulatory reform, including the elimination of earnings sharing and a transition to a streamlined regulatory structure, in the further notice of proposed rulemaking.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Other

Tariff revisions filed by the telephone subsidiaries with the FCC became effective on April 29, 1995, to recover an additional
$2.3 million of exogenous costs resulting from the implementation of Statement of Financial Accounting Standards
No. 106, "Employers' Accounting for Postretirement Benefits
Other Than Pensions". Collection of these revenues is subject to possible refund pending resolution of the FCC's Common
Carrier Bureau investigation (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1994).

On May 2, 1995, the telephone subsidiaries filed their response to the FCC's March 3, 1995 Order to Show Cause in connection with an audit of costs reported by the LECs to the National Exchange Carrier Association(see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1994). In that response the telephone subsidiaries argued that no forfeitures or price cap reductions should be imposed, and that their internal processes are in compliance with the FCC's rules.

On May 4, 1995, the FCC approved, with modifications, the Universal Service Preservation Plan ("USPP") filed by the telephone subsidiaries in December 1993 (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1994). As approved, the USPP applies only in the New York City metropolitan area. The FCC's action will allow New York Telephone to reduce switched access rates and to shift some of the revenues lost from this rate reduction to flat, per-line charges applicable to access lines in this area and to other rate elements. These actions should improve the ability of New York Telephone to compete more effectively with alternative providers of local telephone service. It is anticipated that the initial rate changes made pursuant to the USPP will not reduce overall access revenues.

EFFECTS OF REGULATORY ACCOUNTING

NYNEX currently accounts for the operations of the telephone subsidiaries in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71").
The provisions of Statement No. 71 are followed when the regulation of an enterprise's rates is intended to permit recovery of the enterprise's costs and such rates are likely to be collected from customers. This process can create assets or liabilities solely by the action of the regulatory authorities. Under Statement No. 71, companies generally depreciate plant and equipment over lives approved by regulators. Statement No. 71 also requires deferral of certain costs and obligations based on approvals received from regulators. In the event that the recoverability of costs through rates becomes unlikely or uncertain, whether resulting from competitive effects or specific regulatory actions, Statement No. 71 would no longer apply. NYNEX continuously assesses its position and the recoverability of its telecommunications assets with respect to Statement No. 71 and believes that Statement No. 71 still applies. However, it is possible that events in

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

the industry, the markets in which NYNEX operates, and the possible effects of regulatory and legislative initiatives could change NYNEX's position in the near future. In that event, implementation of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" ("Statement No. 101"), would require the write-off of previously established regulatory assets and liabilities, including the adjustment of certain plant balances to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the telephone subsidiaries not been subject to rate regulation. The impact of such a change would result in a material non-cash charge and would be reported as an extraordinary item. This charge could also include an adjustment to the carrying value of telephone plant if it is determined, using a projected cash flow approach, that impairment exists. While the effect of implementing Statement No. 101 cannot be precisely estimated at this time, Management believes that the total non-cash effect of the accounting change on net income would be between $3.0 and $4.0 billion.

Form 10-Q Part II
                        NYNEX CORPORATION
                   PART II - OTHER INFORMATION

ITEM 5.Other Information

Operations Under the Modification of Final Judgment ("MFJ")

On April 28, 1995, the United States District Court for the
           District of Columbia ("MFJ Court") issued a decision granting the regional holding companies' ("RHCs") joint motion for a waiver of the MFJ permitting the RHCs to provide interLATA wireless telecommunications services. The MFJ Court attached a number of restrictions and conditions that limit the extent and manner in which the RHCs may provide such services. NYNEX Corporation ("NYNEX") is proceeding to comply with the requirements of the decision in order that it may begin to provide the services authorized, while at the same time it has appealed the decision to the United States Court of Appeals for the District of Columbia Circuit.

Other

On April 13, 1995, it was announced that the seven RHCs,
           including NYNEX, have decided to pursue the disposition of Bell Communications Research, Inc. ("Bellcore"). Each of the RHCs owns an equal interest in Bellcore. A final decision regarding the disposition of their interests and the structure of such a transaction will be subject to obtaining satisfactory financial and other terms and necessary approvals.


ITEM 6.Exhibits and Reports on Form 8-K

      (a)Exhibits.

           Exhibit
           Number

           (27)  Financial Data Schedule

      (b)Reports on Form 8-K.

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










May 9, 1995