Form 10-Q
period 1995-06-30
NYNEX CORP
filed 1995-08-09
CIK 732714

Form 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark one)

 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1995


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

At July 31, 1995, 427,303,932 common shares were outstanding.

Form 10-Q Part I        PART I - FINANCIAL INFORMATION

                        NYNEX CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
       (In millions, except per share amounts) (Unaudited)

                                    Three Months         Six Months
For the Period Ended June 30,      1995      1994      1995     1994

OPERATING REVENUES
 Local service               $ 1,680.8  $1,658.5 $ 3,342.0  $3,288.4
 Long distance                   255.8     269.7     513.4     550.7
 Network access                  906.0     844.8   1,789.0   1,709.0
 Other                           653.0     538.6   1,205.4   1,036.8
  Total operating revenues     3,495.6   3,311.6   6,849.8   6,584.9

OPERATING EXPENSES
 Maintenance and support         762.9     744.8   1,509.8   1,514.1
 Depreciation and amortization   650.3     663.9   1,312.7   1,315.9
 Marketing and customer services 353.6     359.2     681.6     699.4
 Taxes other than income         246.0     255.9     505.5     504.9
 Selling, general and
  administrative                 857.8     953.1   1,429.7   1,438.5
 Other                           228.3     205.5     440.8     387.4
  Total operating expenses     3,098.9   3,182.4   5,880.1   5,860.2

Operating income                 396.7     129.2     969.7     724.7

Gain on sale of stock
 by subsidiary (Note (j))        264.1       -       264.1       -
Other income (expense) - net     (30.1)      7.5     (47.1)     (1.6)
Interest expense                 191.4     162.1     383.0     321.7
Earnings (loss) before income taxes
 and extraordinary item          439.3     (25.4)    803.7     401.4

Income taxes
 Federal                         119.3     (53.1)    210.9      60.3
 State, local and other           79.2      26.5     101.8      49.3
  Total income taxes             198.5     (26.6)    312.7     109.6

Earnings before extraordinary
 item                            240.8       1.2     491.0     291.8
Extraordinary item for the
 discontinuance of regulatory
 accounting principles,
 net of taxes (Note (b))      (2,919.4)      -    (2,919.4)      -

NET INCOME (LOSS)            $(2,678.6) $    1.2 $(2,428.4) $  291.8
Earnings per share before
 extraordinary item          $     .56  $    .00 $    1.15  $    .70
Extraordinary item per share     (6.84)      -       (6.86)      -
Earnings (loss) per share    $   (6.28) $    .00 $   (5.71) $    .70
Weighted average number of shares
 outstanding                     426.4     418.9     425.3     417.2
Dividends declared per share $     .59  $    .59 $    1.18  $   1.18

Retained earnings (Accumulated deficit)
 Beginning of period         $ 2,231.6  $2,437.4  $2,208.2  $2,388.3
  Net income (loss)           (2,678.6)      1.2  (2,428.4)    291.8
  Dividends declared *             -      (247.9)   (251.0)   (494.2)
  Other                          (10.0)      9.8      14.2      14.6
 End of period               $  (457.0) $2,200.5  $ (457.0) $2,200.5

*The second quarter 1995 dividend was declared out of Additional paid-in capital

  See accompanying notes to consolidated financial statements.

Form 10-Q Part I         NYNEX CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                          (In millions)
                                          June 30,   December 31,
                                            1995        1994
ASSETS                                   (Unaudited)
Current assets:
 Cash and temporary cash investments   $   134.5    $   137.5
 Receivables (net of allowance of $243.6
  and $226.7, respectively)              2,616.8      2,532.5
 Inventories                               164.0        173.3
 Prepaid expenses                          425.5        361.2
 Deferred charges and other current
  assets                                   571.0        593.5
   Total current assets                  3,911.8      3,798.0
Property, plant and equipment- at cost  35,599.7     35,467.1
 Less:  accumulated depreciation       (18,462.2)   (14,843.7)
                                        17,137.5     20,623.4
Deferred charges and other assets        4,505.5      5,646.6
     Total Assets                      $25,554.8    $30,068.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                      $ 2,360.5    $ 2,668.2
 Short-term debt                         2,216.7      2,128.8
 Other current liabilities                 857.6      1,053.5
   Total current liabilities             5,434.8      5,850.5
Long-term debt                           7,785.7      7,784.5
Deferred income taxes                    1,617.8      3,364.7
Unamortized investment tax credits         220.1        304.4
Other long-term liabilities and
 deferred credits                        4,682.3      4,182.5
     Total liabilities                  19,740.7     21,486.6

Commitments and contingencies [Notes (e, f and i)]
Stockholders' equity:
 Preferred stock - $1 par value              -            -
  shares authorized:  70,000,000
  shares issued:  None
 Preferred stock -
  Series A Junior Participating              -            -
  - $1 par value
  shares authorized:  5,000,000
  shares issued:  None
 Common stock - $1 par value               442.9        439.7
  shares authorized:  750,000,000
  shares issued:
   at June 30, 1995 - 442,968,372
   at December 31, 1994 - 439,669,480
 Additional paid-in capital *            6,815.2      6,942.0
 Retained earnings (Accumulated deficit)  (457.0)     2,208.2
 Treasury stock (15,842,235 and 16,102,683
  shares, respectively, at cost)          (634.0)      (644.3)
 Deferred compensation - LESOP Trust      (353.0)      (364.2)
   Total stockholders' equity            5,814.1      8,581.4
     Total Liabilities and Stockholders'
      Equity                           $25,554.8    $30,068.0

*The second quarter 1995 dividend was declared out of Additional paid-in capital.
  See accompanying notes to consolidated financial statements.

Form 10-Q Part I         NYNEX CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions) (Unaudited)

For the Six Months Ended June 30,              1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                          $(2,428.4) $  291.8
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Extraordinary item, net of taxes           2,919.4       -
  Depreciation and amortization              1,312.7   1,315.9
  Amortization of unearned lease income-net    (43.3)    (43.6)
  Gain on sale of stock by subsidiary         (264.1)      -
  Changes in operating assets and liabilities:
     Receivables                               (84.3)     (2.7)
     Inventories                                 9.3      18.7
     Prepaid expenses                          (64.3)    (72.3)
     Deferred charges and other current assets   1.5     207.4
     Accounts payable                         (309.8)   (471.0)
     Other current liabilities                 (25.9)    (24.3)
  Deferred income taxes and Unamortized
   investment tax credits                     (187.1)   (294.8)
  Other long-term liabilities and
   deferred credits                            572.9     700.6
  Other-net                                     35.3     (76.4)
     Total adjustments                       3,872.3   1,257.5
Net cash provided by operating activi ties   1,443.9   1,549.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                        (1,404.3) (1,376.3)
Investment in leased assets                   (118.8)    (14.4)
Cash received from leasing activities           55.7      34.9
Other investing activities-net                (343.2)     63.0
Net cash used in investing activities       (1,810.6) (1,292.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of commercial paper and
 short-term debt                             7,361.6  10,421.7
Repayment of commercial paper and
 short-term debt                            (7,235.8)(11,166.6)
Issuance of long-term debt                      84.7     718.0
Repayment of long-term debt and capital leases(108.6)    (80.2)
Issuance of common stock                        67.1     142.4
Dividends paid                                (447.9)   (438.6)
Minority interest                               32.3     122.4
Proceeds from sale of stock by subsidiary, net 610.3     -
Net cash provided by (used in)
 financing activities                          363.7    (280.9)

Net decrease in Cash and temporary
 cash investments                              (3.0)    (24.4)
Cash and temporary cash investments at
 beginning of period                          137.5     157.8
Cash and temporary cash investments at
 end of period                             $  134.5  $  133.4


  See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                        NYNEX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements have been prepared by NYNEX Corporation ("NYNEX") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1994 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the NYNEX 1994 Annual Report on Form 10-K and the current year's previously issued Quarterly Report on Form 10-Q. In the second quarter of 1995, NYNEX discontinued using generally accepted accounting principles applicable to regulated entities for the operations of New York Telephone Company and New England Telephone and Telegraph Company (collectively, the "telephone subsidiaries") (see Note (b)).

(b) DISCONTINUANCE OF REGULATORY ACCOUNTING PRINCIPLES - In the second quarter of 1995, NYNEX discontinued accounting for the operations of the telephone subsidiaries in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"). As a result, NYNEX recorded an extraordinary non-cash charge of $2.9 billion, or $6.84 per share, net of income taxes of $1.6 billion.

The operations of the telephone subsidiaries no longer met the criteria for application of Statement No. 71 due to a number of factors including: significant changes in regulation, including the achievement of price regulation rather than rate-of-return regulation in New York, Massachusetts and Maine, representing a significant portion of NYNEX's operations, and the ongoing efforts to achieve price regulation in the remaining jurisdictions, an intensifying level of competition, and the increasingly rapid pace of technological change. Under Statement No. 71, NYNEX had accounted for the effects of rate actions by federal and state regulatory commissions by establishing certain regulatory assets and liabilities, including the depreciation of its telephone plant and equipment using asset lives approved by regulators and the deferral of certain costs and obligations based on approvals received from regulators. NYNEX had continually assessed its position and the recoverability of its telecommunications assets with respect to Statement No. 71.

As a result of the discontinuance of Statement No. 71, NYNEX has implemented Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" ("Statement No. 101"). NYNEX has adjusted its telephone plant and equipment through an increase in accumulated depreciation, to reflect the difference between recorded depreciation and the amount of depreciation that would have

Form 10-Q Part I
                        NYNEX CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                           (Unaudited)
(b) DISCONTINUANCE OF REGULATORY ACCOUNTING PRINCIPLES (CONT'D)

been recorded had NYNEX not been subject to rate regulation. As a result of the increase in accumulated depreciation, gross plant was written off where fully depreciated. Non-plant regulatory assets and liabilities were eliminated from the balance sheet.

The after-tax extraordinary charge recorded consists of $2.2 billion for the adjustment to telephone plant and equipment and $0.7 billion for the write-off of non-plant regulatory assets and liabilities.

The net adjustment to telephone plant and equipment was a decrease of $3.6 billion ($2.2 billion after-tax). This decrease was supported by a depreciation analysis, which identified inadequate depreciation reserve levels which NYNEX believes resulted principally from the cumulative under-depreciation of telephone plant and equipment as a result of the regulatory process. An impairment analysis was performed and did not identify any additional amounts not recoverable from future operations. Investment tax credits ("ITCs") are deferred and amortized over the estimated service lives of the related telephone plant and equipment. ITC amortization was accelerated as a result of the reduction in asset lives of the associated telephone plant and equipment.

The major components of non-plant regulatory net assets which were written off as a result of the discontinued application of Statement No. 71 are as follows:

     (In millions)                  Pretax      After-tax

     Compensated absences          $ 173.2       $109.4
     Deferred pension costs          381.1        239.5
     Refinancing costs               255.6        166.5
     Deferred taxes                    -           55.7
     Other                           130.8         85.6
     Total                         $ 940.7       $656.7

Upon the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effects of required adjustments to deferred tax balances were deferred on the balance sheet as regulatory assets and liabilities. These deferrals were amortized during the period in which the related deferred taxes were recognized in the ratemaking process. During the second quarter of 1995, tax-related regulatory net assets of $55.7 million were eliminated.

Upon adoption of Statement No. 101, NYNEX began using estimated asset lives for certain categories of telephone plant and equipment that are shorter than those approved by regulators.
The shorter asset lives result from NYNEX's

Form 10-Q Part I
                        NYNEX CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                           (Unaudited)

(b) DISCONTINUANCE OF REGULATORY ACCOUNTING PRINCIPLES (CONT'D)

expectations as to the revenue-producing lives of the assets. A comparison of average asset lives before and after the discontinuance of Statement No. 71, for the most significantly affected categories of telephone plant and equipment, is as follows:

                           Average lives (in years)
                         Composite
                      Regulator-Approved   Economic
                         Asset Lives     Asset Lives
  Digital Switching       16.5              12.0
  Circuit - Other         10.5               8.0
  Aerial Metallic Cable   21.0              17.0
  Underground Metallic
   Cable                  25.0              15.0
  Buried Metallic Cable   24.0              17.0
  Fiber                   26.0              20.0

As a result of the discontinued application of Statement No. 71, regulatory accounting principles no longer apply to the operations of the telephone subsidiaries for financial accounting and reporting purposes. NYNEX no longer recognizes regulatory assets and liabilities and the related amortization. The application of Statement No. 101 does not change the telephone subsidiaries' accounting and reporting for regulatory purposes.

(c) CASH AND TEMPORARY CASH INVESTMENTS - NYNEX's cash management policy is to make funds available in banks when checks are presented. At June 30, 1995, NYNEX had recorded in Accounts payable checks outstanding but not yet presented for payment of $105.5 million.

(d) ADOPTION OF FINANCIAL ACCOUNTING STANDARDS - Effective January 1, 1995, NYNEX adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made" ("Statement No. 116"). The effect of implementing Statement No. 116 on NYNEX's results of operations and financial position was insignificant.

(e) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters, including affiliate transaction issues in New York Telephone Company's ("New York Telephone") 1990 intrastate rate case ($164.5 million), may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of June 30, 1995, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $226.2 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

(f) LITIGATION AND OTHER CONTINGENCIES - It is probable that local tax claims aggregating approximately $230 million in tax and $170 million in associated interest will be asserted against New York Telephone for the period 1984 through the second quarter of 1995. The claims relate to the taxability of New York Telephone's interstate and intrastate network access revenues. The current status is that these matters have been identified as possible audit adjustments by the taxing authority, and New York Telephone is presenting its arguments against those adjustments. While New York

Form 10-Q Part I
                        NYNEX CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                           (Unaudited)

(f)  LITIGATION AND OTHER CONTINGENCIES (CONT'D)

Telephone's counsel cannot give assurance as to the outcome, counsel believes that New York Telephone has strong legal positions in these matters.

Various other legal actions and regulatory proceedings are pending that may affect NYNEX, including matters involving
Racketeer Influenced and Corrupt Organizations Act, antitrust, tort, contract and tax deficiency claims.

While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on NYNEX's financial position but could have a material effect on operating results.

(g)  SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting
Standards No. 95, "Statement of Cash Flows":
                                            For the Six Months Ended
                                                   June 30,
(In millions)                                     1995     1994
Income tax payments                               $234.7   $260.8
Interest payments                                 $345.4   $281.8
Additions to property, plant and
 equipment under capital lease obligations        $  0.1   $ 10.3
Common Stock issued for Dividend Reinvestment and
 Stock Purchase Plan and stock compensation plans $ 57.1   $ 61.1

(h) SEGMENT INFORMATION - The following tables set forth summary financial information by business segment. Total intersegment sales for the second quarter of 1995 and 1994 were $97.4 and $98.7 million, respectively, and for the six months ended
June 30, 1995 and 1994 were $185.9 and $195.7 million,
respectively, principally in the telecommunications segment. The financial services segment had total outstanding debt of $1,507.7 and $679.7 million at June 30, 1995 and 1994, respectively.

(In millions)

UNAFFILIATED REVENUES:
                                   For the          For the
                              Three Months Ended  Six Months Ended
                              June 30,  June 30,  June 30,   June 30,
                                1995     1994      1995      1994

 Telecommunications        $2,974.9   $2,859.4  $5,858.3  $5,728.5
 Cellular                     210.5      177.8     399.8     318.1
 Publishing                   243.2      229.5     473.7     444.6
 Financial services            24.2       22.8      45.7      50.6
 Other diversified operations  42.8       22.1      72.3      43.1
Total Consolidated
Operating Revenues         $3,495.6   $3,311.6  $6,849.8  $6,584.9

Form 10-Q Part I
                        NYNEX CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                           (Unaudited)

(h)  SEGMENT INFORMATION (CONT'D)

(In millions)                      For the          For the
                              Three Months Ended  Six Months Ended
                              June 30, June 30, June 30, June 30,
                                1995    1994      1995    1994
OPERATING INCOME:
 Telecommunications              $420.4   $145.3  $1,020.7  $757.7
 Cellular                          48.9     13.1      63.6    23.1
 Publishing                        17.7     25.7      30.5    41.0
 Financial services                19.1     17.5      34.7    38.9
 Other diversified operations     (41.9)   (32.8)    (81.0)  (53.0)

Total operating income by segment 464.2    168.8   1,068.5   807.7
 Adjustments/Eliminations           0.4      0.4       0.3    (2.1)
 Corporate expenses               (67.9)   (40.0)    (99.1)  (80.9)
Operating Income                 $396.7   $129.2  $  969.7  $724.7

Cellular operating income includes certain amounts that are subsequently paid out to minority shareholders. Minority interest expense for the cellular segment for the second quarter of 1995 and 1994 was $18.6 and $12.5 million, respectively, and for the six months ended June 30, 1995 and 1994 was $27.5 and $26.1 million, respectively.

                                        June 30,       June 30,
(In millions)                             1995           1994
IDENTIFIABLE ASSETS:

 Telecommunications                  $19,690.8      $24,750.5
 Cellular                              1,265.6          751.0
 Publishing                              587.5          550.0
 Financial services                    1,694.7        1,505.8
 Other diversified operations          3,215.1        1,868.8

Total identifiable assets by segment   26,453.7       29,426.1
 Adjustments/Eliminations             (2,343.8)      (1,429.4)
 Investment in unconsolidated subsidiary  27.6           29.5
 Corporate assets                      1,417.3        1,401.6

Total Assets                          $25,554.8      $29,427.8

(i) FINANCIAL COMMITMENTS AND GUARANTEES - As of June 30, 1995, NYNEX, the managing sponsor of FLAG Limited ("FLAG"), held approximately a 39% equity interest and a 41% funding obligation in the venture which was created to construct a $1.5 billion submarine cable system from the United Kingdom to Japan. Upon finalizing the financing arrangements as of that date, NYNEX had invested approximately $28 million in the venture. Under the terms of the FLAG project documentation and the related financing agreements, NYNEX's

Form 10-Q Part I
                        NYNEX CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                           (Unaudited)

(i) FINANCIAL COMMITMENTS AND GUARANTEES (CONT'D)

obligation to furnish its pro rata share of funding would require additional cash contributions of approximately $200 million to FLAG. The contributions are anticipated to be complete by the end of 1997.

A $950 million limited recourse debt facility will be made available to the project by a number of major lending institutions. Under the terms of the financing, the funding FLAG shareholders have entered into contingent sponsor support agreements which could require additional payments in an aggregate amount of $500 million by such shareholders on a pro rata basis upon the occurrence of certain limited events of default. These events of default represent risks of a type that equity shareholders typically are required to assume in construction projects, and which, after due diligence, the FLAG shareholders consider to be unlikely to occur. The maximum contingent payment each funding shareholder may be required to make may be reduced in the future on a pro rata basis based primarily on the remaining amount of FLAG's outstanding debt which, in turn, is dependent upon the level of sales.

NYNEX's allocable percentage of the contingent sponsor support commitment is 51%, up to a maximum of $255 million. This includes an additional 10% share that NYNEX assumed on behalf of another shareholder in return for a fee. In addition, NYNEX has backstopped, for a fee, the guarantee of the parent corporation of a third shareholder of its contingent sponsor support obligation in an amount not to exceed $95 million. This backstop obligation would be triggered only upon a failure by such parent corporation to fulfill the obligations under its primary guarantee, if required to do so upon the default of its subsidiary to make any payment under the aforementioned contingent sponsor support agreement. This contingent obligation of NYNEX is itself supported by a reimbursement agreement between NYNEX and the shareholder and further supported by a direct guarantee by that shareholder's parent corporation in favor of NYNEX.

NYNEX also maintains a 33% equity interest in the Tele-TV Partnerships (the "Partnerships") which were formed primarily to develop and obtain a nationally-branded portfolio of programming and other products and services for transmission over both wireline and wireless networks. Bell Atlantic Corporation ("Bell Atlantic") and Pacific Telesis Group are equal partners with NYNEX in this venture. Prior to June 30, 1995, NYNEX had invested cash totaling approximately $15 million into the Partnerships. As of June 30, 1995, under the terms of the Partnership agreements, NYNEX is obligated to make additional cash contributions on a pro rata basis totaling approximately $105 million. These infusions are anticipated to be complete by the end of 1997.

As of June 30, 1995, New York Telephone had deferred $166 million of revenues under the approved regulatory plan (see State Regulatory) associated with commitments for fair competition, universal service, service quality and infrastructure improvements, as well as for a service penalty obligation. These revenues will be released as commitments are met under the plan.

Form 10-Q Part I
                        NYNEX CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                           (Unaudited)

(j) SALE OF STOCK BY SUBSIDIARY - During February 1995, two entities were formed: NYNEX CableComms Group PLC ("UK CableComms"), a public limited liability company incorporated under the laws of England and Wales, and NYNEX CableComms Inc. ("US CableComms"), a Delaware Corporation (known collectively as "CableComms"). Both were wholly owned subsidiaries of NYNEX and are separate and distinct legal entities. The sole assets of UK CableComms and US CableComms are 90% and 10%, respectively, of the outstanding stock of NYNEX CableComms Holdings, Inc. (UK Holdings) which holds, through various subsidiaries and partnerships, interests in cable television and telecommunications franchises, assets and operations in the United Kingdom. The shares of UK Holdings are held by CableComms.

An initial public offering ("IPO") was completed in June 1995 of 305 million equity units of UK CableComms and US CableComms. These units are traded as "stapled units" and are comprised of one ordinary share of UK CableComms and one share of common stock of US CableComms ("the Combined Offering"). Of the 305 million units issued, 170,222,000 were issued as units at a price of 137 pence per unit in the United Kingdom, and 13,477,800 were issued as American Depository Shares ("ADSs") at $21.81 per ADS in the United States, each ADS comprising 10 units. The Combined Offering represented 33% of the total units outstanding, with NYNEX retaining the balance. Net proceeds from the offering were approximately $610 million. CableComms will use the proceeds to repay outstanding revolving loans under credit facilities, to fund a portion of the cost of construction of its network, and for operating cash flow and interest.

It is NYNEX's policy to recognize as income any gains or losses related to the sale of stock by an investee. NYNEX recognized an after-tax gain on the IPO of $155 million in the second quarter of 1995, net of $109 million in deferred taxes, in recognition of the net increase in the value of NYNEX's investment in CableComms.

(k) SUBSEQUENT EVENTS - Effective July 1, 1995, NYNEX and Bell Atlantic completed the combination of substantially all of their domestic cellular properties by contributing them to a partnership, Bell Atlantic NYNEX Mobile, to own and operate these properties. The combination represents the consummation of the transaction that was agreed to and announced in June 1994. Bell Atlantic owns approximately 63 percent of Bell Atlantic NYNEX Mobile and NYNEX owns approximately 37 percent. The partnership is controlled jointly by NYNEX and Bell Atlantic.

NYNEX contributed certain cellular assets and liabilities of NYNEX Mobile Communications Company, a wholly-owned subsidiary of NYNEX, in exchange for an equity interest in Bell Atlantic NYNEX Mobile. Subject to post-closing adjustments, on July 1, 1995, NYNEX deconsolidated approximately $895 million of assets and approximately $221 million of liabilities and recorded an equity method investment in the partnership.

Form 10-Q Part I
                        NYNEX CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                           (Unaudited)

(k)  SUBSEQUENT EVENTS (CONT'D)

As a condition to the completion of the combination, in July, NYNEX sold certain of its cellular properties overlapping with Bell Atlantic's cellular properties to SNET Cellular, Inc. and recorded a pretax gain of approximately $70 million to be included in Other income (expense) - net in the third quarter of 1995. This gain will be partially offset by costs associated with establishing the partnership.

Subsequent to June 30, 1995, NYNEX purchased a 15 percent interest and made an initial investment of approximately
$24.0 million in Bayan Telecommunications Holdings Corporation ("Bayan"), a newly formed holding company whose subsidiaries have been awarded licenses by the National Telecommunications Commission of the Philippines to provide telecommunications services in certain regions of the Philippines. NYNEX has committed to invest an additional $24.0 million in Bayan over the next three years.

On August 1, 1995, the U.S. Court of Appeals for the District of Columbia Circuit found that decisions of the Federal Communications Commission ("FCC") had understated the amount of damages to be paid by the telephone subsidiaries in connection with overearnings complaints for the period 1987-1988 and by New York Telephone for the period 1989-1990. The telephone subsidiaries intend to petition the Court for rehearing.

It is probable, however, that as a result of the Court's decisions, the telephone subsidiaries will be required to refund revenues plus interest. For the period 1987-1988, the refund is approximately $12.8 million. Taking into account prior accruals related to this matter, the net effect of the Court's decision will be an additional reduction of approximately $9.1 million in revenues. For 1989-1990, the refund is approximately $9.7 million.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NYNEX reported a net loss for the three months and six months ended June 30, 1995 of $2.7 billion, or $6.28 per share, and $2.4 billion, or $5.71 per share, respectively. Net income for the three months and six months ended June 30, 1994 was $1.2 million, or $.00 per share, and $291.8 million, or $.70 per share, respectively.

The net loss for the three months ended June 30, 1995 of $2.7 billion, or $6.28 per share, includes an after-tax extraordinary charge of $2.9 billion, or $6.84 per share, for the discontinuance of Statement No. 71. Results also include an after-tax gain of $155.1 million, or $.36 per share, as a result of an IPO of NYNEX CableComms stock, and after-tax charges of $261.3 million, or $.61 per share, for non-recurring charges and for pension enhancements. Approximately 650 management and 500 nonmanagement employees elected to leave NYNEX under retirement incentives during the quarter. Results for the three months ended June 30, 1994 included an after-tax charge of $291.5 million, or $.70 per share, for pension enhancements for approximately 2,100 management and 1,900 nonmanagement employees who elected to leave NYNEX during the second quarter of 1994.

Operating revenues increased $184.0 million, or 5.6%, over the second quarter of 1994, primarily due to volume growth. NYNEX experienced a 51% increase in cellular customers, a 3.2% growth in access lines and a 9.0% increase in switched access usage over the second quarter of last year. Telecommunications revenues increased 4.0%, to $3.0 billion, due primarily to increased customer demand. In addition, there was a $32.5 million net increase from the release to New York Telephone of revenues previously set aside pursuant to an order by the New York State Public Service Commission ("NYSPSC") (see State Regulatory).

Operating expenses decreased $83.5 million, or 2.6%, from the second quarter of 1994. Excluding pretax pension enhancement charges of $165.9 million and $449.3 million in the second quarters of 1995 and 1994, respectively, and certain non-recurring charges of $199.0 million in the second quarter of 1995, operating expenses were virtually flat. Force reductions and process re-engineering continued, offsetting the expense increases from the growth in domestic and international nontelephone businesses. The components of the pretax pension enhancement charges are $113.1 million ($72.3 million after-tax) for pension enhancements, and $52.8 million ($33.9 million after-tax) for associated postretirement medical costs. The non-recurring charges of approximately $199.0 million resulted from accruals related to various self-insurance programs, legal and regulatory contingencies, operating tax provisions and revised benefit charges. These charges reflect events that occurred this quarter and additional information made available through revised estimates and analyses completed during the quarter.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Operating income, excluding the pension enhancement charges and non-recurring charges, increased $183.1 million, or 31.7%, and operating margin for the second quarter improved 4.3 percentage points to 21.79% from 17.47%. This improvement resulted from essentially no growth in operating expenses, compared to the increase in operating revenues of 5.6%.

SECOND QUARTER OF 1995 AS COMPARED TO SECOND QUARTER OF 1994

Operating revenues

Operating revenues for the quarter ended June 30, 1995 increased
$184.0 million, or 5.6%, over the same period last year. The change in revenues consists of the following:

(In millions)
                                        For the Three Months Ended
                                        June 30,       June 30,
                                          1995           1994

 Local service                        $1,680.8       $1,658.5
 Long distance                           255.8          269.7
 Network access                          906.0          844.8
 Other                                   653.0          538.6

Total Consolidated Operating Revenues  $3,495.6       $3,311.6

Local service revenues increased $22.3 million, or 1.3%, primarily due to a net $41 million increase in demand driven by a 3.2% increase in access lines and sales of calling features.
This increase was partially offset by a $10 million decrease attributable to potential customer billing claims at New York Telephone, a $4 million decrease resulting from the deferral of revenues in 1995 for subsequent refund to Vermont customers and a $4 million decrease as required by an order of the Maine Public Utilities Commission ("MPUC") (see State Regulatory).

Long distance revenues decreased $13.9 million, or 5.2%, primarily due to decreased demand for message toll service, private line and wide area telecommunications services as a result of increased competition and customer shifts to lower priced services offered by the telephone subsidiaries, and a $5 million decrease in rates at New England Telephone.

Network access revenues increased $61.2 million, or 7.2%. There were increases in demand for both switched and special access, partially offset by a reduction in interstate rates. There was a 9.0% increase in switched access usage over the second quarter of last year. Certain competitive losses in long distance revenues are being mostly offset by increases in network access revenues, primarily at New England Telephone.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Other revenues increased $114.4 million, or 21.2%.  Approximately
$32.5 million of revenues that would previously have been "set aside" were recognized at New York Telephone in the second quarter of 1995 as a result of an NYSPSC order approving a proposed Regulatory Plan ("Plan"). New York Telephone had deferred $38 million per quarter since the first quarter of 1994. Approximately $166 million of revenues "set aside" ($122 million in 1994, $38 million in the first quarter of 1995, and $6 million in the second quarter of 1995) remain deferred and will be released as New York Telephone's commitments are met under the Plan. These "set aside" revenues are not expected to have a material effect on earnings for the remainder of the year. If New York Telephone is unable to meet certain of these commitments, the NYSPSC has stipulated in its order that New York Telephone will be subject to financial penalties. Future quarters will also reflect the cessation of setting aside revenues of $38 million per quarter, partially offset by price decreases taking effect on September 1, 1995. There was also a $4.5 million increase at New York Telephone from revenues earned under a service improvement plan implemented in 1994. An additional $27 million of revenues "set aside" under the service improvement plan will continue to be deferred. (See State Regulatory.) In addition, there was an increase of $13 million due to the elimination of the deferral of intrastate revenues as a result of the discontinuance of regulatory accounting principles at New York Telephone (see Note
(b)).

Revenues in the cellular segment increased $32.7 million, as the customer base for mobile telecommunications continued to expand. NYNEX CableComms revenues increased $14.7 million due to increases in the subscriber base and business line growth. Revenues in the publishing segment increased $13.7 million due primarily to increased Yellow Pages advertising revenues, driven by increased prices, volume growth and the publication of international directories.

Operating expenses

Operating expenses for the second quarter were $3.1 billion, a decrease of $83.5 million, or 2.6%, from the second quarter of 1994. 1995 second quarter operating expenses included
$165.9 million for pension enhancements and $199.0 million in non-recurring charges for accruals related to various self-insurance programs, legal and regulatory contingencies, operating tax provisions and revised benefit charges. These charges reflect events that occurred this quarter and additional information made available through revised estimates and analyses completed during the quarter. 1994 second quarter operating expenses included $449.3 million for pension enhancements. Excluding these pension enhancements and non-recurring charges, consolidated operating expenses were virtually flat. Excluding pension enhancements and non-recurring charges, at the telephone subsidiaries and Telesector Resources Group, Inc. (collectively, the "telecommunications group") operating expenses decreased
$37.0 million, or 1.6%, and at NYNEX's subsidiaries other than the telecommunications group operating expenses increased
$38.0 million, or 10.1%.

At the telecommunications group, operating expenses, excluding pension enhancement charges in both periods, decreased
$134.1 million from the second

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

quarter of 1994. There was a $155.9 million increase in non-employee costs primarily as a result of $141.0 million of non-recurring charges for accruals related to various self-insurance programs, regulatory contingencies and operating tax provisions. These charges reflect events that occurred this quarter and additional information made available through revised estimates and analyses completed during the quarter. Employee costs, consisting primarily of wages, payroll taxes, and employee benefits, increased $12.1 million due principally to non-recurring charges of $27.0 million related to revised charges for postemployment benefits and a $3.0 million revised benefit charge for non-qualified pension plans. These increases were partially offset by the net effect of the reduction in the work force and salary rate increases. The decrease in depreciation and amortization included a $22.2 million decrease primarily due to an adjustment of plant balances partially offset by the effect of shorter asset lives as a result of the discontinuance of regulatory accounting principles (see Note (b)). It is expected that the smaller depreciable base partially offset by the use of shorter lives will decrease depreciation expense in the remaining quarters of 1995 and that depreciation expense will increase in the future as new telephone plant is added. Taxes other than income decreased $11.3 million primarily due to gross receipts taxes and property taxes at New York Telephone.

At NYNEX's subsidiaries other than the telecommunications group, excluding pension enhancement charges in both periods, operating expenses increased $66.0 million over the second quarter of 1994. This increase was due primarily to $28.0 million of non-recurring accruals for certain legal contingencies and revised benefit charges. There was also a $28.5 million increase in expenses due to the expansion of international cable television and telecommunications operations.

Gain on sale of stock by subsidiary

An IPO of the ordinary shares of UK CableComms and US CableComms was completed in June 1995. The Combined Offering represented 33% of the total units outstanding, with NYNEX retaining the balance. Net proceeds from the offering were approximately $610 million. NYNEX recognized a pretax gain of $264.1 million on the IPO in recognition of the net increase in the value of NYNEX's investment in CableComms (see Note (j)).

Other Income (Expense) - Net

Other income (expense) - net for the second quarter of 1995 decreased $37.6 million from the second quarter of 1994. The decrease was principally due to a $17 million increase in minority interest expense, $9 million of amortization of transaction costs related to nontelephone subsidiary financing and an $11 million one-time payment to NYNEX Mobile Communications Company ("NYNEX Mobile") in June of 1994 from its New York partners related to restructure of the New York partnership.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Interest expense

Interest expense for the second quarter of 1995 increased
$29.3 million, or 18.1%, over the second quarter of 1994 due primarily to higher average interest rates of 7.6% compared to 6.4% in the second quarter of 1994. The higher interest rates are due to both higher short-term rates and a greater average mix of long-term debt to total debt (77% compared to 68% in the second quarter of 1994). While the debt mix changed, total debt remained essentially flat.

Income taxes

Income taxes for the second quarter of 1995 increased
$225.1 million over the same period last year, reflecting higher pretax income and a 6% increase in the effective tax rate. The effective tax rate increased primarily due to a $30.0 million provision for various tax issues recorded in the second quarter of 1995 and a $21 million reduction in the deferred tax valuation allowance in the second quarter of 1994 as a result of expected future capital gains related to cellular partnership interests.

FIRST SIX MONTHS OF 1995 AS COMPARED TO FIRST SIX MONTHS OF 1994

Operating revenues

Operating revenues for the six months ended June 30, 1995 increased $264.9 million, or 4.0%, from the same period last year. The change in revenues consists of the following:

(In millions)                           For the Six Months Ended
                                        June 30,      June 30,
                                          1995          1994

 Local service                        $3,342.0     $3,288.4
 Long distance                           513.4        550.7
 Network access                        1,789.0      1,709.0
 Other                                 1,205.4      1,036.8

Total Consolidated Operating Revenues $6,849.8     $6,584.9

Local service revenues increased $53.6 million, or 1.6%, primarily due to a net $72 million increase in demand driven by a 3.2% increase in access lines and sales of calling features and an $8 million increase in rates primarily attributable to the Massachusetts rates restructuring. These increases were partially offset by a $10 million decrease attributable to potential customer billing claims at New York Telephone, an $8 million decrease resulting from the deferral of revenues in 1995 for a subsequent refund to Vermont customers, a $5 million decrease due to the 1994 reversal of deferred revenues that were in excess of the required credit to customers pursuant to the 1993 Rhode Island price regulation trial and a $4 million decrease as required by an order of the MPUC (see State
Regulatory).

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Long distance revenues decreased $37.3 million, or 6.8%, primarily due to decreased demand for message toll service, private line and wide area telecommunications services as a result of increased competition and customer shifts to lower priced services offered by the telephone subsidiaries, and a $15 million decrease in rates primarily attributable to the Massachusetts rates restructuring.

Network access revenues increased $80.0 million, or 4.7%. There were increases in demand for both switched and special access, partially offset by a reduction in interstate rates. There was a 7.4% increase in switched access usage over the same period last year. Certain competitive losses in long distance revenues are being mostly offset by increases in network access revenues, primarily at New England Telephone.

Other revenues increased $168.6 million, or 16.3%. There was an $81.7 million increase in revenues in the cellular segment, as the customer base for mobile telecommunications continued to expand. NYNEX CableComms revenues increased $29.7 million due to increases in the subscriber base and business line growth.

Approximately $32.5 million of revenues that would previously have been "set aside" were recognized at New York Telephone in the second quarter of 1995 as a result of an NYSPSC order approving the Plan. New York Telephone had deferred $38 million per quarter since the first quarter of 1994. Approximately
$166 million of revenues "set aside" ($122 million in 1994, $38 million in the first quarter of 1995, and $6 million in the second quarter of 1995) remain deferred and will be released as New York Telephone's commitments are met under the Plan. These
"set aside" revenues are not expected to have a material effect on earnings for the remainder of the year. If New York Telephone is unable to meet certain of these commitments, the NYSPSC has stipulated in its order that New York Telephone will be subject to financial penalties. Future quarters will also reflect the cessation of setting aside revenues of $38 million per quarter, partially offset by price decreases taking effect on September 1, 1995.
There was also a $4.5 million increase at New York Telephone from revenues earned under a service improvement plan implemented in 1994. An additional $27 million of revenues "set aside" under the service improvement plan will continue to be deferred. (See State
Regulatory.) In addition, there was an increase of $13 million due to the elimination of the deferral of intrastate revenues as a result of the discontinuance of regulatory accounting principles at New York Telephone (see Note (b)).

Operating expenses

Operating expenses for the first six months of 1995 were $5.9 billion, an increase of $19.9 million, or 0.3%, over the first six months of 1994. 1995 operating expenses included
$249.7 million for pension enhancements and $199.0 million in non-recurring charges for accruals related to various self-insurance programs, legal and regulatory contingencies, operating tax provisions and revised benefit charges. These charges reflect events that occurred this quarter and additional information made available through revised estimates and analyses completed during the quarter. 1994 operating

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

expenses included $449.3 million for pension enhancements.
Excluding these pension enhancements and non-recurring charges, consolidated operating expenses increased $20.6 million. Excluding pension enhancements and non-recurring charges, at the telecommunications group operating expenses decreased $83.4 million, or 1.8%, and at NYNEX's subsidiaries other than the telecommunications group operating expenses increased $104.0 million, or 14.7%.

At the telecommunications group, operating expenses, excluding pension enhancement charges in both periods, increased $87.6 million over the first six months of 1994. There was a $133.6 million increase in non-employee costs primarily as a result of $141.0 million of non-recurring charges for accruals related to various self-insurance programs, regulatory contingencies and operating tax provisions. These charges reflect events that occurred this quarter and additional information made available through revised estimates and analyses completed during the quarter. Employee costs, consisting primarily of wages, payroll taxes, and employee benefits, decreased $21.0 million due principally to a reduction in the work force, partially offset by salary rate increases, a $27.0 million increase related to revised charges for postemployment benefits and a $3.0 million revised benefit charge for non-qualified pension plans. The decrease in depreciation and amortization included a $22.2 million decrease primarily due to an adjustment of plant balances partially offset by the effect of shorter asset lives as a result of the discontinuance of regulatory accounting principles (see Note (b)). It is expected that the smaller depreciable base partially offset by the use of shorter lives will decrease depreciation expense in the remaining quarters of 1995 and that depreciation expense will increase in the future as new telephone plant is added. Taxes other than income decreased $2.0 million primarily due to gross receipts taxes at New York Telephone.

At NYNEX's subsidiaries other than the telecommunications group, excluding pension enhancement charges in both periods, operating expenses increased $131.9 million, over the first six months of 1994. This increase was due primarily to a $55.5 million increase in expenses due to the expansion of international cable television and telecommunications operations and to $28.0 million of non-recurring accruals for certain legal contingencies and revised benefit charges. In addition, there was a $39.2 million increase in cellular expenses as a result of continued growth in the customer base, an increase in bad debt and fraud costs, and increased depreciation and amortization due to the expansion of cellular operations.

Gain on sale of stock by subsidiary

An IPO of the ordinary shares of UK CableComms and US CableComms was completed in June 1995. The Combined Offering represented
33% of the total units outstanding, with NYNEX retaining the balance. Net proceeds of the offering were approximately $610 million.
NYNEX recognized a pretax gain of $264.1 million on the IPO in recognition of the net increase in the value of NYNEX's investment in CableComms (see Note (j)).

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Other Income (Expense) - Net

Other income (expense) - net for the first six months of 1995 had a negative impact of $45.5 million from the first six months of 1994, principally due to a $22 million increase in minority interest expense, $9 million of amortization of transaction costs related to nontelephone subsidiary financing, and an $11 million one-time payment in June of 1994 to NYNEX Mobile from its New
York partners related to restructure of the New York partnership.

Interest expense

Interest expense for the first six months of 1995 increased
$61.3 million, or 19.1%, over the first six months of 1994 due primarily to higher average interest rates of 7.6% compared to 6.3% in 1994. The higher interest rates are due to both higher short-term rates and a greater average mix of long-term debt to total debt (77% compared to 66% in 1994). While the debt mix changed, total debt remained essentially flat.

Income taxes

Income taxes for the first six months of 1995 increased
$203.1 million over the same period last year, reflecting higher pretax income and a 4% increase in the effective tax rate. The effective tax rate increased primarily due to a $30.0 million provision for various tax issues recorded in the second quarter of 1995 and a $33 million reduction in the deferred tax valuation allowance in the first six months of 1994 as a result of capital losses generated by the exit from the information products and services business and expected future capital gains related to cellular partnership interests.

Extraordinary item

The discontinued application of Statement No. 71 required NYNEX, for financial accounting purposes, to adjust telephone plant and equipment and to eliminate non-plant regulatory assets and liabilities from the balance sheet. This change resulted in an after-tax charge of $2.9 billion, consisting of $2.2 billion to adjust the carrying amount of telephone plant and equipment and $0.7 billion to write off non-plant regulatory assets and liabilities. As a result of the discontinuance of regulatory accounting principles, NYNEX utilized shorter asset lives for certain categories of telephone plant and equipment than those approved by regulators. It is expected that the smaller depreciable base, partially offset by the use of shorter lives, will decrease depreciation expense in the remaining quarters of 1995. It is expected that depreciation expense will increase in the future as new telephone plant is added. The elimination of the amortization of net regulatory assets and the effects of certain changes in accounting policies are not expected to have a significant impact on financial results in future periods. (See
Note (b) for additional information on the discontinuance of regulatory accounting principles.)

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


CURRENT STATUS OF BUSINESS RESTRUCTURING

Reserve Utilization in 1995

The restructuring reserve balance at June 30, 1995, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees' leaving NYNEX under the business restructuring, was approximately $600 million. In the first six months of 1995, NYNEX utilized 1993 restructuring reserves of $183 million in the following categories:


     Severance:
     Management                       $45
     Nonmanagement                      7
     Total severance                           $ 52
     Process Re-engineering:
       Systems redesign:
          Customer contact             30
          Customer provisioning        21
          Customer operations          16
          Customer support             17
          Total systems redesign           $84
       Work center consolidation             4
       Branding                              2
       Relocation                            -
       Training                              2
       Re-engineering implementation        24
       Total process re-engineering             116
     Sale/discontinuance of information
      products and services businesses           15
     Nontelephone subsidiaries' restructuring     -
     Total                                     $183

Cost Savings

During the six months of 1995, NYNEX experienced a reduction in wages of approximately $180 million as a result of employees' leaving under retirement incentives.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Force Reduction Plans

When business restructuring charges were recorded in 1993, NYNEX anticipated that 16,800 positions (4,200 management and 12,600 nonmanagement) would be eliminated through process re-engineering initiatives. In the first quarter of 1994, NYNEX announced the offering of pension enhancements and anticipated that the planned work force reductions as a result of re-engineering could be achieved through the offering of pension enhancements. At the present time, NYNEX expects to achieve a targeted reduction between approximately 17,000 and 18,000 positions through process re-engineering; it appears that the management reductions will be higher than originally planned due to single enterprise management staff reduction efforts and nonmanagement reductions will be less due to volume of business growth. NYNEX also expects the targeted number of employees who will elect to take the pension enhancements to approximate the number of position reductions through process re-engineering, but expects that the number of management employees electing will be higher and nonmanagement will be lower than originally anticipated. Based on employee acceptance of pension enhancements to date, NYNEX is reassessing the assumptions used in calculating the estimated additional charges to be recorded but at present still anticipates the additional charges to be in the range of the previously-announced estimate of approximately $1.3 billion.

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS

Operating activities: Net cash provided by operating activities was $1,443.9 and $1,549.3 million at June 30, 1995 and 1994, respectively, a decrease of $105.4 million from the first six months of 1994. Costs associated with re-engineering activities reserved for in the fourth quarter of 1993 were planned to result in cash outlays in the years 1994 through 1996. Approximately $73 and $37 million were expended in the first six months of 1995 and 1994, respectively. Pension enhancement charges in the first six months of 1995 and 1994 did not materially affect operating cash flows because increased cash outflows due to the pension enhancement charges are being incurred primarily by the NYNEX Pension Plans. In addition, there was an increase in Receivables due to the timing of billing and collections at the telephone subsidiaries.

Investing activities: Net cash used in investing activities was $1,810.6 and $1,292.8 million at June 30, 1995 and 1994, respectively, an increase of $517.8 million over the first six months of 1994. Cash used in other investing activities increased $406.2 million primarily due to an increase in NYNEX's investments in 1995, including $254 million in PCS Primeco (see LIQUIDITY below) and additional investments in cellular properties and FLAG, and the effect of cash received in 1994 from the exit from the information products and services business. In addition, investment in leased assets increased $104.4 million over 1994 due almost entirely to new leveraged leases at NYNEX Credit Company. Capital expenditures increased $28.0 million due to continued construction of the cable/telecommunications network in the

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

United Kingdom and the addition of mobile cell sites, partially offset by a decrease in capital expenditures at the telecommunications group.

Financing activities: Net cash provided by (used in) financing activities was $363.7 and ($280.9) million at June 30, 1995 and 1994, respectively, an increase of $644.6 million over the first six months of 1994. NYNEX received $610 million of proceeds as a result of the IPO of NYNEX CableComms' equity (see Note (j)).

In the first six months of 1995, net cash used in investing activities of $1,810.6 million exceeded net cash provided by operating activities of $1,443.9 million by $366.7 million. This difference was funded primarily by the IPO proceeds, commercial paper, and equity. Commercial paper levels increased due to additional borrowings to fund operations and equity investments, partially offset by repayments made using a portion of the proceeds from the IPO. Equity increased approximately
$124.2 million in the first six months of 1995 as NYNEX issued new shares of common stock for employee savings plans, the Dividend Reinvestment and Stock Purchase Plan ("DRISPP"), and stock compensation plans. Dividends paid in 1995 were $447.9 million. Financing cash flows in the first six months of 1995 included net funds of $48.3 million primarily provided by a minority interest in the financing structures formed in December 1993 and 1994 for the network construction program in the United Kingdom.

Liquidity

At June 30, 1995, NYNEX had $950 million of unissued, unsecured debt and equity securities registered with the SEC. The proceeds from the sale of securities would be used to provide funds to NYNEX and/or NYNEX's nontelephone subsidiaries for their general corporate purposes.

At June 30, 1995, NYNEX Capital Funding Company had $637 million of unissued medium-term debt securities registered with the SEC. When issued, these securities will be guaranteed by NYNEX. The proceeds from the sale of these securities would be used to provide financing for NYNEX and/or NYNEX's nontelephone subsidiaries.

At June 30, 1995, New England Telephone and New York Telephone had $500 and $250 million, respectively, of unissued, unsecured debt securities registered with the SEC. Pursuant to the indentures for certain of its debentures, New York Telephone has covenanted that it will not issue additional funded debt securities ranking equally with or prior to such debentures unless it has maintained an earnings coverage of 1.75 for interest charges, excluding the effect of any extraordinary items, for a period of any 12 consecutive months out of the 15 month period prior to the date of the proposed issuance. As a result of the 1993 business restructuring charges and the 1994 pension enhancements, New York Telephone did not meet the earnings coverage requirement at June 30, 1994. At June 30, 1995, New York Telephone meets the requirement.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

NYNEX, Bell Atlantic, AirTouch Communications Inc. and U S WEST Inc. have formed a venture to provide national wireless communications services. The venture is comprised of two partnerships, one of which, PCS Primeco, participated in the FCC auction of personal communications services ("PCS") licenses and bid a total of approximately $1.1 billion for licenses in eleven cities, of which NYNEX's portion was approximately $267 million. The bid was paid upon grant of the licenses and final review of bidder qualifications by the FCC in June of 1995. NYNEX's portion of the bid was funded through the issuance of commercial paper.

REGULATORY AND OTHER MATTERS

State Regulatory

New York: On August 1, 1995, the NYSPSC approved the Plan, as modified by the NYSPSC in an order dated June 16, 1995, that will change the manner in which New York Telephone is regulated by the NYSPSC over the next five to seven years. The Plan is a performance-based plan that will replace rate of return regulation with a form of price regulation and incentives to improve service. There will be no restriction on New York Telephone's earnings. The Plan will cap, at current rates, the prices for such "basic" services as residence and business exchange access, residence and business local calling and LifeLine service, and will reduce average prices of toll and intraLATA carrier access services. During its term, the Plan will allow certain prices to be adjusted to take into account an inflation index in excess of four percent annually and costs associated with government mandates and other defined "exogenous" events. Depending on whether the Plan remains in effect for five or seven years, New York Telephone's prices will have been decreased by an amount that would produce an aggregate reduction of $1.1 billion or $1.9 billion, respectively, in revenues based on current volumes of business.

The NYSPSC's modifications to the Plan include: (a) more stringent rebate provisions and some minor changes in service quality targets; (b) greater reductions in New York Telephone's average prices for intraLATA carrier access services in years three through five of the Plan; (c) an accelerated schedule for the provision of intraLATA presubscription; (d) an opportunity for New York Telephone to earn the remaining $26.5 million of the $31 million in revenues "set aside" in 1994 and based on a service improvement plan; and (e) a change to the effective date of the Plan from January 1, 1995 to September 1, 1995.

Revenues previously "set aside" were released to New York Telephone in exchange for the extensive commitments New York Telephone accepts under the Plan, which relate to fair competition, universal service, service quality and infrastructure improvements. After accounting for the effects of those commitments as well as New York Telephone's 1994 service penalty obligation, $32.5 million in such revenues was recognized in the second quarter of 1995. As commitments are met, additional revenues previously "set aside" will be released (see Other revenues).

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Maine: On May 15, 1995, the MPUC issued Orders in its investigation of alternatives to traditional rate of return regulation for New England Telephone and in a related earnings investigation. The MPUC adopted a price cap plan for a five-year term, with the provision for a five-year extension after review by the MPUC. There will be no restriction on New England Telephone's earnings. Overall average prices and specific rate elements for most services will be limited by a price cap formula of inflation minus a productivity factor plus or minus certain exogenous cost changes. The productivity factor adopted by the MPUC is more stringent than that recommended by New England Telephone.
New England Telephone is to make its first annual price cap filing on December 1, 1996. The MPUC also established a service quality index with penalties to apply if service quality categories are missed. Penalties would take the form of customer rebates and are subject to annual limits of $1 million per service quality category and $10 million overall.

In the related earnings investigation, the MPUC ordered that New England Telephone's revenues be reduced by $14.4 million annually. The MPUC stated that New England Telephone may use up to $4 million of the reduction "to reduce rates and/or provide additional services or equipment to libraries and schools." The MPUC also ordered a one-time customer credit of $2.8 million. New England Telephone filed tariffs on June 1, 1995 to implement the customer credit and $10.4 million of the overall reduction. On July 31, 1995, New England Telephone filed its proposal with respect to providing up to $4 million to Maine libraries and schools.

Massachusetts: On May 12, 1995, the Massachusetts Department of Public Utilities ("MDPU") issued an order approving with some modifications the Alternative Regulatory Plan proposed by New England Telephone to govern its Massachusetts intrastate operations. The principal components are as follows:

(1)New England Telephone will be regulated under a price framework through August 2001.

(2)Pricing rules will limit New England Telephone's ability to increase both overall average prices and specific rate elements for most services, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus exogenous changes that affect New England Telephone's annual revenues by at least $3 million. The productivity factor adopted by the MDPU is more stringent than that recommended by New England Telephone.

   The MPDU also established a quality of service index and tied New England Telephone's inability to achieve service quality standards to the level of the productivity factor. New England Telephone's inability to meet the performance levels in any given month will result in an increase in the productivity offset by one-twelfth of one percent for purposes of the annual price cap filing.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

(3)There will be no restriction on New England Telephone's earnings.

(4)Certain residence exchange rates will be capped through August 2001.

(5)There will be an increase of $2.50 monthly in the credit on exchange services for Lifeline customers.

(6)There will be rate reductions for switched access services.

The MDPU found, without judging the reasonableness of the investments, that New England Telephone could proceed with its investment commitments for the public telecommunications network, including commencing the deployment of a broadband network in Massachusetts.

On July 3, 1995, New England Telephone submitted its initial price cap filing in compliance with the MDPU's Order. Rates proposed in that filing, which result in an annual reduction of approximately $32.8 million, will become effective on September 15, 1995, pending MDPU approval. Rate changes in the compliance filing relate to switched access services, residence optional calling plans, business local usage, and conduit attachment fees. An additional reduction of $5.3 million is associated with New England Telephone's monthly increase of $2.50 in the Lifeline Service credit that took effect on June 11, 1995, as directed by the MDPU's Order.

The MDPU's decision has been appealed to the Supreme Judicial Court of Massachusetts by AT&T Communications of New England, MCI Telecommunications Corporation and New England Cable Television Association. The Court has granted New England Telephone's motion to intervene in each of the proceedings.

On July 6, 1995, hearings commenced in the MDPU's investigation concerning intraLATA and local exchange competition in Massachusetts.

New Hampshire: On June 30, 1995, the New Hampshire Public Utilities Commission approved New England Telephone's proposed toll rate reduction targeted at small and medium volume usage customers, effective July 31, 1995. The annual revenue effect of the toll rate reduction is estimated to be approximately $6.8 million.

Rhode Island: On June 27, 1995, the Rhode Island Public Utilities Commission issued an initial order in the competition proceeding, expressing an overall policy favoring local competition, asserting jurisdiction over potential local competitors and requiring seamless interconnection of networks. A schedule for further proceedings has not yet been finalized.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Vermont: On May 17, 1995, the Vermont Public Service Board ("VPSB") approved, with minor modifications, New England Telephone's rate design proposal and refund methodology for the VPSB's previously ordered $15 million reduction in rates, which is retroactive to December 29, 1993. The new rates took effect on July 15, 1995. New England Telephone began issuing refunds to customers in July 1995. Total refunds will equal approximately $23 million, including interest.

As previously reported (see NYNEX's Quarterly Report on Form 10-Q for the period ended March 31, 1995), New England Telephone has appealed portions of the VPSB's order on the rate reduction and in the companion price regulation case to the Vermont Supreme Court. On June 9, 1995, the Court, on New England Telephone's motion, remanded two issues to the VPSB for further consideration.
The schedule for briefing and argument before the Court has been suspended pending the VPSB's ruling on those issues.

On July 21, 1995, the VPSB began hearings in its proceeding on competition. Hearings in Phase I of the estimated three-year proceeding will address public policy issues and rules involving unbundling, cost study methodologies and the definition of universal service. A decision in Phase I is expected by the end of 1995.

Federal Regulatory

Price caps

The telephone subsidiaries filed tariffs in May 1995 to implement the fifth annual update to the price cap rates, including the adjustments ordered by the FCC on March 30, 1995, in its interim changes to the price cap rules for local exchange carriers. The tariffs, which became effective on August 1, 1995, will reduce the telephone subsidiaries' interstate access rates by approximately $75.1 million for the tariff period ending June 30, 1996.

Other Federal Regulatory Matters

The fifth annual update to the price cap rates included tariff revisions to recover approximately $21 million of exogenous costs resulting from the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Collection of these revenues is subject to possible refund pending resolution of the FCC's Common Carrier Bureau investigation (see NYNEX's Annual Report on Form 10-K for the year ended December 31,
1994).

New York Telephone implemented the Universal Service Preservation Plan ("USPP") rate structure, approved by the FCC on May 4, 1995, in tariff filings that became effective on August 1, 1995. It is anticipated that the initial rate changes made pursuant to the USPP will not reduce overall access revenues.

Form 10-Q Part I
                        NYNEX CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

On July 14, 1995, New York Telephone concluded its trial of video dialtone service in New York City. The trial had commenced in January 1994.

Other Matters

Effective July 1, 1995, NYNEX and Bell Atlantic completed the combination of substantially all of their domestic cellular properties in a joint venture partnership ("Bell Atlantic NYNEX Mobile"). As of July 1, 1995, NYNEX has deconsolidated NYNEX Mobile, a wholly-owned subsidiary of NYNEX, and accounts for its investment under the equity method. (See Note (k) for additional information.)

Form 10-Q Part II
                        NYNEX CORPORATION
                   PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Share Owners of NYNEX Corporation
        ("NYNEX") was held on May 3, 1995.  The Following
        Directors were elected to the Board by the indicated votes:

                                      For    % *        Withheld        % *

         R. L. Carrion       346,800,580  97.5        9,075,477       2.5

         S. P. Goldstein     347,694,176  97.7        8,181,881       2.3

         E. E. Phillips      347,013,640  97.5        8,862,417       2.5

         W. V. Shipley       347,762,468  97.7        8,113,589       2.3

        *  % of shares voted

        The following Directors had terms of office as Directors
        continuing after the date of the Annual Meeting:
        J. Brademas              E.T. Kennan
        R.W. Bromery             F.V. Salerno
        W.C. Ferguson            I.G. Seidenberg
        H.L. Kaplan              J.R. Stafford

        The appointment of the firm of Coopers & Lybrand as independent auditors was ratified by the indicated votes:
                                                       % of Shares Voted

         For:                     349,022,083 shares       98.1%

         Against:                   4,360,855 shares        1.2%

         Abstain:                   2,493,119 shares        0.7%

        1995 Amendments to Stock Option Plans were ratified by the indicated votes:

                                                      % of Shares Voted

          For:                     288,089,048 shares        81.0%

          Against:                  60,819,114 shares        17.1%

          Abstain:                   6,967,266 shares         1.9%

Form 10-Q Part II
                        NYNEX CORPORATION
                   PART II - OTHER INFORMATION

        The NYNEX 1995 Executive Officer Short Term Incentive Plan was ratified by the indicated votes:

                                                     % of Shares Voted

        For:                     301,134,450 shares        84.6%

        Against:                  47,572,042 shares        13.4%

        Abstain:                   7,168,936 shares         2.0%

        In addition, the following matters were submitted to a vote of Share Owners and the votes tabulated as indicated:

Share Owner Proposals

     1. To require the repeal of Board Classification

                                                    % of Shares Voted

         For:                     120,217,178 shares        37.3%

         Against:                 194,557,710 shares        60.3%

         Abstain:                   7,918,085 shares         2.4%

         Non-Vote:                 33,183,084 shares

     2.  To require a listing of corporate contributions in the Annual
         Report

                                                   % of Shares Voted

         For:                      35,845,357 shares        11.1%

         Against:                 277,548,239 shares        86.0%

         Abstain:                   9,299,376 shares         2.9%

         Non-Vote:                 33,183,085 shares

Form 10-Q Part II
                        NYNEX CORPORATION
                   PART II - OTHER INFORMATION

     3. To require that the number of director nominees be increased

                                                     % of Shares Voted
        For:                      25,106,371 shares         7.9%

        Against:                 286,963,951 shares        88.9%

        Abstain:                  10,622,650 shares         3.2%

        Non-Vote:                 33,183,085 shares

     4. To require the elimination of director pensions

                                                     % of Shares Voted

        For:                      85,312,936 shares        26.4%

        Against:                 228,400,429 shares        70.8%

        Abstain:                   8,979,607 shares         2.8%

        Non-Vote:                 33,183,085 shares

ITEM 5. Other Information

        Operations Under the Modification of Final Judgment ("MFJ")

        On April 28, 1995, the United States District Court for the District of Columbia ("MFJ Court") issued a decision granting the regional holding companies' ("RHCs") joint motion for a waiver of the MFJ permitting the RHCs to provide interLATA wireless telecommunications services. The MFJ Court attached a number of restrictions and conditions that limit the extent and manner in which the RHCs may provide such services. NYNEX, through Bell Atlantic NYNEX Mobile, is proceeding to comply with the requirements of the decision in order that it may begin to provide the services authorized, while at the same time it has sought clarification of the decision from the MFJ Court and has appealed the decision to the United States Court of Appeals for the District of Columbia Circuit.

Form 10-Q Part II
                        NYNEX CORPORATION
                   PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits.

        Exhibit
        Number

        (27)  Financial Data Schedule

        (b)    Reports on Form 8-K.

        NYNEX's Current Report on Form 8-K, date of report
        May 12, 1995 and filed May 24, 1995, reporting on Item 5.

        NYNEX's Current Report on Form 8-K, date of report June
        1, 1995 and filed June 8, 1995, reporting on Item 5.

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


















August 8, 1995