Form 10-Q
period 1995-09-30
NYNEX CORP
filed 1995-11-13
CIK 732714

Form 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

(Mark one)

X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995


                                       OR

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

                         Telephone Number (212) 395-2121





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

At October 31, 1995, 429,990,819 common shares were outstanding.

Form 10-Q Part I            Part I - FINANCIAL INFORMATION
                            ------------------------------
                                NYNEX CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (In millions, except per share amounts) (Unaudited)
                                                                Three Months                           Nine Months
For the Period Ended September 30,                          1995             1994                1995              1994
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Local services                                         $1,694.0          $1,649.5          $ 5,036.0          $4,937.9
   Long distance                                             261.0             272.6              774.4             823.3
   Network access                                            855.2             857.7            2,644.2           2,566.7
   Other                                                     428.2             551.0            1,633.6           1,587.8
                                                          --------          --------          ---------          --------
     Total operating revenues                              3,238.4           3,330.8           10,088.2           9,915.7
                                                          --------          --------          ---------          --------

OPERATING EXPENSES
   Maintenance and support                                   780.5             786.7            2,290.3           2,300.8
   Depreciation and amortization                             622.9             647.2            1,935.6           1,963.1
   Marketing and customer services                           359.8             356.9            1,041.4           1,056.3
   Taxes other than income                                   206.0             241.3              711.5             746.2
   Selling, general and administrative                       477.9             509.1            1,907.6           1,947.6
   Other                                                     155.3             206.6              596.1             594.0
                                                          --------          --------          ---------          --------
     Total operating expenses                              2,602.4           2,747.8            8,482.5           8,608.0
                                                          --------          --------          ---------          --------

Operating income                                             636.0             583.0            1,605.7           1,307.7

Gain on sale of stock
   by subsidiary (Note (i))                                    -                 -                264.1               -
Other income (expense) - net                                  77.7              (5.7)              20.1             (32.4)
Interest expense                                             202.1             171.5              585.1             493.2
Income (loss) from long-term
   investments                                                37.8              13.5               48.3              38.6
                                                          --------          --------          ---------          --------
Earnings before income taxes
   and extraordinary item                                    549.4             419.3            1,353.1             820.7

Income taxes
   Federal                                                   174.1              90.9              385.0             151.2
   State, local and other                                     32.4              25.9              134.2              75.2
                                                          --------          --------          ---------          --------
     Total income taxes                                      206.5             116.8              519.2             226.4
                                                          --------          --------          ---------          --------

Earnings before extraordinary item                           342.9             302.5              833.9             594.3
Extraordinary item for the
   discontinuance of regulatory
   accounting principles,
   net of taxes (Note (b))                                   -                 -               (2,919.4)            -
                                                        --------          --------            ---------        ------

NET INCOME (LOSS)                                         $  342.9          $  302.5          $(2,085.5)         $  594.3
                                                          --------          --------          ---------          --------

Earnings per share before
   extraordinary item                                   $    .80          $    .72          $    1.96          $   1.42
Extraordinary item per share                                  -                 -               (6.86)              -
                                                        --------          --------          ---------          ------
Earnings (loss) per share                               $    .80          $    .72          $   (4.90)         $   1.42
                                                        --------          --------          ---------          --------
Weighted average number of shares
   outstanding                                               428.1             421.1              425.9             418.0
                                                          --------          --------          ---------          --------
Dividends declared per share                            $   0.59          $   0.59          $    1.77          $   1.77
                                                        --------          --------          ---------          --------

Retained earnings (Accumulated deficit)
   Beginning of period                                    $ (457.0)         $2,200.5          $ 2,208.2          $2,388.3
     Net income (loss)                                       342.9             302.5           (2,085.5)            594.3
     Dividends declared *                                      -              (248.9)            (251.0)           (743.1)
     Other                                                    (6.2)              5.4                8.0              20.0
                                                          --------          --------          ---------          --------
   End of period                                          $ (120.3)         $2,259.5          $  (120.3)         $2,259.5
                                                          ========          ========          =========          ========

* The second and third quarter 1995 dividends were declared out of Additional paid-in capital.

            See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                                NYNEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)
-----------------------------------------------------------------------------------------------------------------
                                                                                September 30,        December 31,
                                                                                     1995               1994
ASSETS                                                                            (Unaudited)
Current assets:
   Cash and temporary cash investments                                             $   130.2           $   137.5
   Receivables (net of allowance of $225.9
     and $226.7, respectively)                                                       2,487.0             2,532.5
   Inventories                                                                         141.9               173.3
   Prepaid expenses                                                                    505.9               361.2
   Deferred charges and other current assets                                           623.6               593.5
                                                                                   ---------           ---------
       Total current assets                                                          3,888.6             3,798.0
                                                                                   ---------           ---------
Property, plant and equipment - at cost                                             35,087.6            35,467.1
     Less:  accumulated depreciation                                               (18,460.7)          (14,843.7)
                                                                                   ---------           ---------
                                                                                    16,626.9            20,623.4
                                                                                   ---------           ---------
Long-term investments                                                                3,100.0             1,999.4
Deferred charges and other assets                                                    2,008.9             3,647.2
                                                                                   ---------           ---------
         Total Assets                                                              $25,624.4           $30,068.0
                                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                $ 2,611.5           $ 2,668.2
   Short-term debt                                                                   2,135.8             2,128.8
   Other current liabilities                                                           829.2             1,053.5
                                                                                   ---------           ---------
       Total current liabilities                                                     5,576.5             5,850.5
                                                                                   ---------           ---------
Long-term debt                                                                       7,759.1             7,784.5
Deferred income taxes                                                                1,672.8             3,364.7
Unamortized investment tax credits                                                     162.4               304.4
Other long-term liabilities and deferred credits                                     4,467.3             4,182.5
                                                                                   ---------           ---------
         Total liabilities                                                          19,638.1            21,486.6
                                                                                   ---------           ---------

Commitments and contingencies (Notes (e, f and h)) Stockholders' equity:
   Preferred stock - $1 par value                                                        -                   -
     shares authorized:  70,000,000
     shares issued:  None
   Preferred stock - Series A Junior Participating                                       -                   -
     - $1 par value
     shares authorized:  5,000,000
     shares issued:  None
   Common stock - $1 par value                                                         444.5               439.7
     shares authorized:  750,000,000
     shares issued:
       at September 30, 1995 - 444,451,161
       at December 31, 1994 - 439,669,480
   Additional paid-in capital *                                                      6,619.3             6,942.0
   Retained earnings (Accumulated deficit)                                            (120.3)            2,208.2
   Treasury stock (15,232,540 and 16,102,683
     shares, respectively, at cost)                                                   (609.9)             (644.3)
   Deferred compensation - LESOP Trust                                                (347.3)             (364.2)
                                                                                   ---------           ---------
       Total stockholders' equity                                                    5,986.3             8,581.4
                                                                                   ---------           ---------
         Total Liabilities and Stockholders'
         Equity                                                                    $25,624.4           $30,068.0
                                                                                   =========           =========

* The second and third quarter 1995 dividends were declared out of Additional paid-in capital.

      See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                                NYNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions) (Unaudited)

For the Nine Months Ended September 30,                                               1995                1994
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $(2,085.5)          $   594.3
                                                                                   ---------           ---------
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Extraordinary item, net of taxes                                                2,919.4                 -
     Depreciation and amortization                                                   1,935.6             1,963.1
     Amortization of unearned lease income-net                                         (68.3)              (61.4)
     Gain on sale of stock by subsidiary                                              (264.1)                -
     Changes in operating assets and liabilities*:
       Receivables                                                                     (64.4)              (57.4)
       Inventories                                                                      25.3                 8.4
       Prepaid expenses                                                               (158.0)             (107.1)
       Deferred charges and other current assets                                       (48.7)              199.6
       Accounts payable                                                                 75.1              (495.2)
       Other current liabilities                                                       (11.9)             (126.0)
   Deferred income taxes and Unamortized
     investment tax credits                                                           (184.7)             (325.0)
   Other long-term liabilities and deferred credits*                                   581.7               880.6
   Other-net*                                                                         (119.3)              (89.4)
                                                                                   ---------           ---------
       Total adjustments                                                             4,617.7             1,790.2
                                                                                   ---------           ---------
Net cash provided by operating activities                                            2,532.2             2,384.5
                                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                (2,125.3)           (2,119.5)
Investment in leased assets                                                           (171.3)              (44.7)
Cash received from leasing activities                                                   72.7                48.6
Other investing activities-net                                                        (384.9)              (14.8)
                                                                                   ---------           ---------
Net cash used in investing activities                                               (2,608.8)           (2,130.4)
                                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of commercial paper and short-term debt                                     9,900.6            15,352.5
Repayment of commercial paper and short-term debt                                   (9,916.1)          (16,116.6)
Issuance of long-term debt                                                             134.5               898.7
Repayment of long-term debt and capital leases                                        (120.4)             (105.2)
Issuance of common stock                                                               120.2               176.2
Dividends paid                                                                        (672.4)             (660.1)
Minority interest                                                                       12.6               154.7
Proceeds from sale of stock by subsidiary, net                                         610.3              -
                                                                                   ---------        -------
Net cash provided by (used in) financing activities                                     69.3              (299.8)
                                                                                   ---------           ---------

Net decrease in Cash and temporary
   cash investments                                                                     (7.3)              (45.7)
Cash and temporary cash investments at
   beginning of period                                                                 137.5               157.8
                                                                                   ---------           ---------
Cash and temporary cash investments at
   end of period                                                                   $   130.2           $   112.1
                                                                                   =========           =========

*  Excludes non-cash effects of deconsolidation of cellular subsidiary.

    See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements have been prepared by NYNEX Corporation ("NYNEX") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1994 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the NYNEX 1994 Annual Report on Form 10-K and the current year's previously issued Quarterly Reports on Form 10-Q. In the second quarter of 1995, NYNEX discontinued using generally accepted accounting principles applicable to regulated entities for the operations of New York Telephone Company and New England Telephone and Telegraph Company (collectively, the "telephone subsidiaries") (see Note (b)). In the third quarter of 1995, NYNEX deconsolidated certain assets and liabilities of NYNEX Mobile Communications Company ("NYNEX Mobile"), a wholly-owned subsidiary of NYNEX, in exchange for an equity interest in a cellular partnership between NYNEX and Bell Atlantic Corporation ("Bell Atlantic") (see Note (j)).

In the third quarter of 1995, NYNEX discontinued reporting segment information in accordance with Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". This change had no effect on NYNEX's results of operations or financial position. Upon the deconsolidation of NYNEX Mobile (see Note (j)), Management reassessed its determination of reportable segments and concluded that a dominant portion of NYNEX's operations is in a single industry segment.

(b) DISCONTINUANCE OF REGULATORY ACCOUNTING PRINCIPLES - In the second quarter of 1995, NYNEX discontinued accounting for the operations of the telephone subsidiaries in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"). As a result, NYNEX recorded an extraordinary non-cash charge of $2.9 billion, net of income taxes of $1.6 billion.

The operations of the telephone subsidiaries no longer met the criteria for application of Statement No. 71 due to a number of factors including: significant changes in regulation, including the achievement of price regulation rather than rate-of-return regulation in New York, Massachusetts

Form 10-Q Part I
                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(b)  DISCONTINUANCE OF REGULATORY ACCOUNTING PRINCIPLES (CONT'D)

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

As a result of the discontinuance of Statement No. 71, NYNEX has implemented Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" ("Statement No. 101"). NYNEX has adjusted its telephone plant and equipment through an increase in accumulated depreciation, to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had NYNEX not been subject to rate regulation. As a result of the increase in accumulated depreciation, gross plant was written off where fully depreciated. Non-plant regulatory assets and liabilities were eliminated from the balance sheet.

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

Form 10-Q Part I
                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(b)      DISCONTINUANCE OF REGULATORY ACCOUNTING PRINCIPLES (CONT'D)

The major components of non-plant regulatory net assets which were written off as a result of the discontinued application of Statement No. 71 are as follows:

         (In millions)                                                 Pretax           After-tax
         Compensated absences                                           $173.2             $109.4
         Deferred pension costs                                          381.1              239.5
         Refinancing costs                                               255.6              166.5
         Deferred taxes                                                   -                  55.7
         Other                                                           130.8               85.6
                                                                        ------             ------
         Total                                                          $940.7             $656.7
                                                                        ======             ======

Upon the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effects of required adjustments to deferred tax balances were deferred on the balance sheets as regulatory assets and liabilities. These deferrals were amortized during the period in which the related deferred taxes were recognized in the ratemaking process. During the second quarter of 1995, tax-related regulatory net assets of $55.7 million were eliminated.

Upon the adoption of Statement No. 101, NYNEX began using estimated asset lives for certain categories of telephone plant and equipment that are shorter than those approved by regulators. The shorter asset lives result from NYNEX's expectations as to the revenue-producing lives of the assets. A comparison of average asset lives before and after the discontinuance of Statement No. 71, for the most significantly affected categories of telephone plant and equipment, is as follows:

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

Form 10-Q Part I
                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(c) CASH AND TEMPORARY CASH INVESTMENTS - NYNEX's cash management policy is to make funds available in banks when checks are presented. At September 30, 1995, NYNEX had recorded in Accounts payable checks outstanding but not yet presented for payment of $177.0 million.

(d) ADOPTION OF FINANCIAL ACCOUNTING STANDARDS - Effective January 1, 1995, NYNEX adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made" ("Statement No. 116"). The effect of implementing Statement No. 116 on NYNEX's results of operations and financial position was insignificant.

(e) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters, including affiliate transaction issues in New York Telephone Company's ("New York Telephone") 1990 intrastate rate case ($176.3 million), may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of September 30, 1995, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $238.9 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

(f) LITIGATION AND OTHER CONTINGENCIES - It is probable that local tax claims aggregating approximately $235 million in tax and $180 million in associated interest will be asserted against New York Telephone for the period 1984 through the third quarter of 1995. The claims relate to the taxability of New York Telephone's interstate and intrastate network access revenues. The current status is that these matters have been identified as possible audit adjustments by the taxing authority, and New York Telephone is presenting its arguments against those adjustments. While New York Telephone's counsel cannot give assurance as to the outcome, counsel believes that New York Telephone has strong legal positions in these matters.

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

Form 10-Q Part I
                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(g) SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                                             For the Nine Months Ended
                                                                                      September 30,
(In millions)                                                                       1995                 1994
                                                                                    ----                 ----
Income tax payments                                                                 $365.2               $395.3
Interest payments                                                                   $448.9               $445.3

Non-cash transactions:
Contribution of certain cellular net assets in exchange for an equity investment in Bell Atlantic NYNEX Mobile cellular
     partnership (see Note (j))                                                     $593.5                 -
Common Stock issued for Dividend Reinvestment
     and Stock Purchase Plan and stock compensation
     plans                                                                          $ 83.7               $ 88.9
Additions to property, plant and equipment
     under capital lease obligations                                                $  0.1               $ 10.6

(h) FINANCIAL COMMITMENTS AND GUARANTEES - As of September 30, 1995, NYNEX, the managing sponsor of FLAG Limited ("FLAG"), held approximately a 39% equity interest and a 41% funding obligation in the venture which was created to construct a $1.5 billion submarine cable system from the United Kingdom to Japan. As of that date, NYNEX had invested approximately $41 million in the venture. Under the terms of the FLAG project documentation and the related financing agreements, NYNEX's obligation to furnish its pro rata share of funding would require additional cash contributions of approximately $187 million to FLAG. The contributions are anticipated to be complete by the end of 1997.

A $950 million limited recourse debt facility was made available to the project by a number of major lending institutions. On October 30, 1995, $50 million of this facility was utilized. Under the terms of the financing, the funding FLAG shareholders have entered into contingent sponsor support agreements which could require additional payments in an aggregate amount of $500 million by such shareholders on a pro rata basis upon the occurrence of certain limited events of default. These events of default represent risks of a type that equity shareholders typically are required to assume in construction projects, and which, after due diligence, the FLAG shareholders consider to be unlikely to occur. The maximum contingent payment each funding shareholder may be required to make may be reduced in the future on a pro rata basis based primarily on the remaining amount of FLAG's outstanding debt which, in turn, is dependent upon the level of sales.

Form 10-Q Part I
                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(h)      FINANCIAL COMMITMENTS AND GUARANTEES (CONT'D)

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

NYNEX also maintains a 33% equity interest in the Tele-TV Partnerships (the "Partnerships") which were formed primarily to develop and obtain a nationally-branded portfolio of programming and other products and services for transmission over both wireline and wireless networks. Bell Atlantic and Pacific Telesis Group are equal partners with NYNEX in this venture. Prior to September 30, 1995, NYNEX had invested cash totaling approximately $29 million into the Partnerships. As of September 30, 1995, under the terms of the Partnership agreements, NYNEX is obligated to make additional cash contributions on a pro rata basis totaling approximately $91 million. These infusions are anticipated to be completed by the end of 1997.

As of September 30, 1995, NYNEX held a 15% interest, with an initial investment of approximately $24.0 million, in Bayan Telecommunications Holdings Corporation ("BayanTel"), a newly formed holding company whose subsidiaries have been awarded licenses by the National Telecommunications Commission of the Philippines to provide telecommunications services in certain regions of the Philippines. NYNEX has committed to invest an additional $24 million in BayanTel over the next two years.

As of September 30, 1995, New York Telephone had deferred $166 million of revenues under the approved regulatory plan (see State Regulatory) associated with commitments for fair competition, universal service, service quality and infrastructure improvements, as well as for a 1994 service penalty obligation. These revenues will be released as commitments are met under the plan.

(i) SALE OF STOCK BY SUBSIDIARY - During February 1995, two entities were formed: NYNEX CableComms Group PLC ("UK CableComms"), a public limited liability company incorporated under the laws of England and Wales, and NYNEX CableComms Inc. ("US CableComms"), a Delaware Corporation (known collectively as "CableComms"). Both were wholly owned subsidiaries of NYNEX and are separate and distinct legal entities. The sole assets of UK CableComms and

Form 10-Q Part I
                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(i)      SALE OF STOCK BY SUBSIDIARY (CONT'D)

US CableComms are 90% and 10%, respectively, of the outstanding stock of NYNEX CableComms Holdings, Inc. ("UK Holdings") which holds, through various subsidiaries and partnerships, interests in cable television and telecommunication franchises, assets and operations in the United Kingdom. The shares of UK Holdings are held by CableComms.

An initial public offering ("IPO") was completed in June 1995 of 305 million equity units of UK CableComms and US CableComms. These units are traded as "stapled units" and are comprised of one ordinary share of UK CableComms and one share of common stock of US CableComms ("the Combined Offering"). Of the 305 million units issued, 170,222,000 were issued as units at a price of 137 pence per unit in the United Kingdom, and 13,477,800 were issued as American Depository Shares ("ADSs") at $21.81 per ADS in the United States, each ADS comprising 10 units. The Combined Offering represented 33% of the total units outstanding, with NYNEX retaining the balance. Net proceeds from the offering of approximately $610 million were used to repay commercial paper and to fund a portion of the cost of construction of CableComms' network.

It is NYNEX's policy to recognize as income any gains or losses related to the sale of stock by an investee. NYNEX recognized an after-tax gain on the IPO of $155 million in the second quarter of 1995, net of $109 million in deferred taxes, in recognition of the net increase in the value of NYNEX's investment in CableComms.

(j) BELL ATLANTIC NYNEX MOBILE CELLULAR PARTNERSHIP - Effective July 1, 1995, NYNEX and Bell Atlantic completed the combination of substantially all of their domestic cellular properties by contributing them to a partnership, Bell Atlantic NYNEX Mobile, to own and operate these properties. The combination represents the consummation of the transaction that was agreed to and announced in June 1994. Bell Atlantic owns approximately 63% of Bell Atlantic NYNEX Mobile, and NYNEX owns approximately 37%. The partnership is controlled jointly by NYNEX and Bell Atlantic.

NYNEX contributed certain cellular assets and liabilities of NYNEX Mobile, a wholly-owned subsidiary of NYNEX, in exchange for an equity interest in Bell Atlantic NYNEX Mobile. Subject to post-closing adjustments, NYNEX deconsolidated approximately $630 million of net assets and recorded an equity method investment in the partnership.

As a condition to the completion of the combination, in July, NYNEX sold certain of its cellular properties overlapping with Bell Atlantic's cellular properties to SNET Cellular, Inc. As a result of the formation of the partnership, NYNEX recorded a net after-tax gain of $67.4 million resulting primarily from the sale of overlapping cellular properties and a pension curtailment.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NYNEX reported net income (loss) for the three months and nine months ended September 30, 1995 of $342.9 million, or $.80 per share, and $(2.1) billion, or $(4.90) per share, respectively. Net income for the three months and nine months ended September 30, 1994 was $302.5 million, or $.72 per share, and $594.3 million, or $1.42 per share, respectively.

Net income for the three months ended September 30, 1995 of $342.9 million, or $.80 per share, includes a net charge of $23.9 million, or $.06 per share, for non-recurring items, including after-tax charges of $91.3 million, or $.21 per share, for non-recurring items and for pension enhancements, and a net after-tax gain of $67.4 million, or $.15 per share, as a result of the formation of the Bell Atlantic NYNEX Mobile cellular partnership (see Note (j)). Approximately 400 management and 500 nonmanagement employees elected to leave NYNEX under retirement incentives during the quarter. Results for the three months ended September 30, 1994 included an after-tax charge of $20.5 million, or $.05 per share, for pension enhancements for approximately 900 management and 200 nonmanagement employees who elected to leave NYNEX during the third quarter of 1994.

Operating revenues decreased $92.4 million, or 2.8%, from the third quarter of 1994. Included in this decrease were a non-recurring item in 1995, a change in the presentation of gross receipts tax in 1995, and NYNEX Mobile revenues in 1994, as described below. Excluding these items, operating revenues increased 4.9% to $3.3 billion, with revenues from the telephone subsidiaries and Telesector Resources Group, Inc. (collectively, the "telecommunications group") increasing 4.3%, to $3.0 billion and revenues from NYNEX's subsidiaries other than the telecommunications group (the "nontelephone subsidiaries" or "nontelephone businesses") increasing 11.4%, to $297.0 million. Supporting this revenue growth were a 3.0% growth in access lines and a 9.4% increase in access usage over the third quarter of last year. Third quarter 1995 operating revenues included a non-recurring item of $14.4 million resulting from a court decision on overearnings complaints. There was a $40.6 million change in the third quarter of 1995 in the presentation of gross receipts tax collected by New York Telephone on behalf of interexchange carriers (see Operating expenses), and $192.6 million of NYNEX Mobile revenues were included in the third quarter of 1994. In the third quarter of 1995, NYNEX deconsolidated NYNEX Mobile in exchange for an equity interest in a cellular partnership (see Note (j)).

Operating expenses decreased $145.4 million, or 5.3%, from the third quarter of 1994. Included in this decrease were pension enhancement charges in both periods, non-recurring net charges in 1995, a change in the presentation of gross receipts tax in 1995, and NYNEX Mobile expenses in 1994, as described below. Excluding these items, operating expenses increased $53.1 million, or 2.1%; at the telecommunications group, operating expenses increased $24.0 million, or 1.0%, and at the nontelephone subsidiaries, operating expenses increased $29.1 million, or 13.1%. Third quarter operating

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

expenses included pretax pension enhancement charges of $38.0 million and $31.2 million in 1995 and 1994, respectively. The components of the third quarter 1995 pretax pension enhancement charges are an $80.6 million ($50.7 million after-tax) charge for pension enhancements, and a $42.6 million ($27.0 million after-tax) benefit for associated postretirement medical costs. The non-recurring net charges included: (1) a $53.5 million net expense reduction in the third quarter of 1995 primarily resulting from the recognition of a pension curtailment gain and certain non-recurring charges associated with the formation of the Bell Atlantic NYNEX Mobile cellular partnership (see Note (j)) and (2) $70.0 million of non-recurring operating tax provisions in the third quarter of 1995. There was a $40.6 million change in the third quarter of 1995 in the presentation of gross receipts tax collected by New York Telephone on behalf of interexchange carriers (see Operating revenues), and $181.2 million of NYNEX Mobile expenses were included in the third quarter of 1994. In the third quarter of 1995, NYNEX deconsolidated NYNEX Mobile in exchange for an equity interest in a cellular partnership (see Note (j)).

Operating income, excluding the pension enhancement charges, non-recurring items and the third quarter 1994 operating income of NYNEX Mobile, increased $102.1 million, or 16.9%, and operating margin for the third quarter improved 2.2 percentage points to 21.40% from 19.21%. This improvement resulted from revenue growth of 4.9% outpacing expense growth of 2.1%.

THIRD QUARTER OF 1995 AS COMPARED TO THIRD QUARTER OF 1994

Operating revenues

Operating revenues for the quarter ended September 30, 1995 decreased $92.4 million, or 2.8%, from the same period last year. The change in revenues consists of the following:

                                               For the Three Months Ended
                                                     September 30,

(In millions)                                    1995               1994
                                              -----------        ------

     Local service                            $1,694.0            $1,649.5
     Long distance                               261.0               272.6
     Network access                              855.2               857.7
     Other                                       428.2               551.0
                                               --------            --------

Total Consolidated Operating Revenues         $3,238.4            $3,330.8
                                              ========            ========

As discussed above in RESULTS OF OPERATIONS, third quarter operating revenues included a non-recurring item and a change in the presentation of gross receipts tax at New York Telephone in 1995, and NYNEX Mobile revenues in 1994. Excluding these items, operating revenues increased $155.2 million, or 4.9%.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Local service revenues increased $44.5 million, or 2.7%, primarily due to a net $46 million increase in demand driven by a 3.0% increase in access lines and sales of calling features. This increase was partially offset by a $6 million decrease due to a reduction in rates effective September 1, 1995 pursuant to a New York State Public Service Commission ("NYSPSC") order approving a proposed Regulatory Plan (the "Plan") (see State Regulatory).

Long distance revenues decreased $11.6 million, or 4.3%, primarily due to a $7 million decrease in rates primarily at New England Telephone and Telegraph Company ("New England Telephone"), and decreased demand for message toll service, private line and wide area telecommunications services as a result of customer shifts to lower priced services offered by the telephone subsidiaries and increased competition. However, certain competitive losses in long distance revenues are being mostly offset by increases in network access revenues, primarily at New England Telephone.

Network access revenues decreased $2.5 million, or 0.3%. Excluding a $40.6 million decrease attributable to a change in the presentation of gross receipts tax collected by New York Telephone on behalf of interexchange carriers (see Operating expenses) and a $14.4 million decrease resulting from a court decision on overearnings complaints for the periods 1987-1988 and 1989-1990 (see Federal Regulatory), network access revenues increased $52.5 million, or 6.1%. There were increases in demand for both switched and special access and increased special access interstate rates, partially offset by decreased switched access interstate rates.

Other revenues decreased $122.8 million, or 22.3%, as a result of a $192.6 million decrease associated with the deconsolidation of NYNEX Mobile due to the formation of the Bell Atlantic NYNEX Mobile cellular partnership (see Note (j)). Excluding NYNEX Mobile, other revenues increased $69.8 million, or 19.5%. NYNEX CableComms revenues more than doubled, increasing $17.8 million, due to increases in the subscriber base and business line growth. NYNEX Information Resources revenues increased $8.4 million, or 3.7%, due primarily to increased Yellow Pages advertising revenues, driven by increased prices and the publication of international directories. Telecommunications revenues increased $39.4 million due primarily to increases of: (1) $38 million resulting from the cessation of "setting aside" revenues in the second quarter of 1995 at New York Telephone as a result of an NYSPSC order approving the Plan (see State Regulatory), and (2) $13 million resulting from the elimination of the deferral of intrastate revenues as a result of the discontinuance of regulatory accounting principles at New York Telephone (see Note (b)). These increases were partially offset by an $8 million decrease in billing and collection revenues pursuant to a contract with AT&T Corp. ("AT&T").

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Operating expenses

Operating expenses for the third quarter of 1995 were $2.6 billion, a decrease of $145.4 million, or 5.3%, from the third quarter of 1994. As discussed above in RESULTS OF OPERATIONS, third quarter operating expenses included pension enhancement charges in both periods, non-recurring net charges in 1995, a change in the presentation of gross receipts tax at New York Telephone in 1995, and NYNEX Mobile expenses in 1994. Excluding these items, operating expenses increased $53.1 million, or 2.1%.

At the telecommunications group, operating expenses increased $24.0 million, or 1.0%. There was a $31.2 million increase in non-employee costs, and an $11.5 million increase in Taxes other than income, partially offset by a $3.1 million decrease in employee related costs and a $15.6 million decrease in depreciation expense. Non-employee costs increased primarily as a result of a $22 million increase in bad debt expense and a $10 million increase in advertising costs. Taxes other than income increased principally due to increases in real estate property taxes at New York Telephone. Employee related costs, consisting primarily of wages, payroll taxes, and employee benefits, decreased principally due to the reduction in the work force partially offset by salary and wage rate increases. The decrease in depreciation and amortization is primarily due to an adjustment of plant balances partially offset by the effect of shorter asset lives as a result of the discontinuance of regulatory accounting principles (see Note (b)). It is expected that the smaller depreciable base partially offset by the use of shorter lives will decrease depreciation expense in the remaining quarter of 1995 and that depreciation expense will increase in the future as new telephone plant is added.

At the nontelephone subsidiaries, operating expenses increased $29.1 million, or 13.1%. This increase was almost entirely due to the expansion of NYNEX CableComms.

Other Income (Expense) - Net

Other income (expense) - net for the third quarter of 1995 increased $83.4 million over the third quarter of 1994. There was a $70 million non-recurring gain on the sale of cellular properties in connection with the formation of the Bell Atlantic NYNEX Mobile cellular partnership (see Note (j)), and a $7 million increase resulting from New York Telephone's share of interest income on a federal income tax refund to AT&T for the tax years 1981-1983.

Interest expense

Interest expense for the third quarter of 1995 increased $30.6 million, or 17.8%, over the third quarter of 1994 due primarily to higher average interest rates of 8.2% compared to 6.7% in the third quarter of 1994. The higher interest rates are due to both higher short-term rates and a greater average

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

mix of long-term debt to total debt (79% compared to 69% in the third quarter of 1994). While the debt mix changed, total debt remained essentially flat. In addition, there was an $8 million non-recurring charge for interest incurred in connection with a court decision on overearnings complaints for the periods 1987-1988 and 1989-1990 (see Federal Regulatory).

Income (loss) from long-term investments

Income (loss) from long-term investments for the third quarter of 1995 increased $24.3 million over the same period last year, primarily due to equity income of $41 million from the Bell Atlantic NYNEX Mobile cellular partnership (see Note
(j)), partially offset by losses from start-up investments in the Tele-TV Partnerships, FLAG and PCS Primeco.

Income taxes

Income taxes for the third quarter of 1995 increased $89.7 million, or 76.8%, over the same period last year, reflecting higher pretax income and a 7% increase in the effective tax rate as a result of a decreased effective tax rate in 1994. The effective tax rate was lower in 1994 primarily due to a $33.5 million reduction in the deferred tax valuation allowance in the third quarter of 1994 as a result of the development of tax planning strategies to dispose of certain assets to utilize capital losses generated by the exit from the information products and services business.

FIRST NINE MONTHS OF 1995 AS COMPARED TO FIRST NINE MONTHS OF 1994

Operating revenues

Operating revenues for the nine months ended September 30, 1995 increased $172.5 million, or 1.7%, over the same period last year. The change in revenues consists of the following:

                                          For the Nine Months Ended
                                                 September 30,

(In millions)                                  1995       1994
                                             ---------   ------
     Local service                           $ 5,036.0            $4,937.9
     Long distance                               774.4               823.3
     Network access                            2,644.2             2,566.7
     Other                                     1,633.6             1,587.8
                                             ---------            --------

Total Consolidated Operating Revenues        $10,088.2            $9,915.7
                                             =========            ========


As discussed above in RESULTS OF OPERATIONS, 1995 operating revenues included a non-recurring item and a change in the presentation of gross receipts tax at New York Telephone. Operating revenues also included 1995 and 1994 NYNEX Mobile revenues. Excluding these items, operating revenues increased $338.4 million, or 3.6%.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Local service revenues increased $98.1 million, or 2.0%, primarily due to a net $113 million increase in demand driven by a 3.0% increase in access lines and sales of calling features and a $6 million increase in rates attributable to the Massachusetts rates restructuring. These increases were partially offset by a $10 million decrease attributable to potential customer billing claims at New York Telephone, a $6 million decrease due to a reduction in rates effective September 1, 1995 pursuant to an NYSPSC order approving the Plan (see State Regulatory), a $5 million decrease due to the 1994 reversal of deferred revenues that were in excess of the required credit to customers pursuant to the 1993 Rhode Island price regulation trial and a $6 million decrease as required by an order of the Maine Public Utilities Commission ("MPUC") (see State Regulatory).

Long distance revenues decreased $48.9 million, or 5.9%, primarily due to a $21 million decrease in rates at New England Telephone, and decreased demand for message toll service, private line and wide area telecommunications services as a result of customer shifts to lower priced services offered by the telephone subsidiaries and increased competition. However, certain competitive losses in long distance revenues are being mostly offset by increases in network access revenues, primarily at New England Telephone.

Network access revenues increased $77.5 million, or 3.0%. Excluding a $40.6 million decrease attributable to a change in the presentation of gross receipts tax collected by New York Telephone on behalf of interexchange carriers (see Operating expenses), and a $14.4 million decrease resulting from a court decision on overearnings complaints for the periods 1987-1988 and 1989-1990 (see Federal Regulatory), network access revenues increased $132.5 million, or 5.2%. Special access revenues increased $20 million primarily due to increased demand and an increase in interstate rates. Switched access revenues increased a net $112 million primarily due to a $131 million increase resulting from increased demand, partially offset by a $20 million reduction in interstate rates.

Other revenues increased $45.8 million, or 2.9% as a result of a $110.9 million decrease associated with the deconsolidation of NYNEX Mobile due to the formation of the Bell Atlantic NYNEX Mobile cellular partnership (see Note (j)). Excluding NYNEX Mobile, other revenues increased $156.7 million, or 14.5%. NYNEX CableComms revenues more than doubled, increasing $47.5 million, due to increases in the subscriber base and business line growth. NYNEX Information Resources revenues increased $37.5 million, or 5.6%, due primarily to increased Yellow Pages advertising revenues, driven by increased prices, volume growth and the publication of international directories. Telecommunications revenues increased $72.9 million due primarily to increases of: (1) approximately $32.5 million of revenues that would previously have been "set aside" that were recognized by New York Telephone in the second quarter of 1995 as a result of an NYSPSC order approving the Plan, (2) $38 million in the third quarter of 1995 due to the cessation of "setting aside" revenues in the second quarter of 1995,

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

(3) $27 million due to the elimination of the deferral of intrastate revenues as a result of the discontinuance of regulatory accounting principles at New York Telephone (see Note (b)) and (4) $4.5 million at New York Telephone from revenues earned under a service improvement plan implemented in 1994. These increases were partially offset by a $30 million decrease in billing and collection revenues pursuant to a contract with AT&T. Future quarters will reflect the cessation of setting aside revenues of $38 million per quarter, partially offset by price decreases which took effect on September 1, 1995. New York Telephone had deferred $38 million per quarter since the first quarter of 1994. Approximately $166 million of revenues "set aside" ($122 million in 1994, $38 million in the first quarter of 1995, and $6 million in the second quarter of 1995) remain deferred and will be released as New York Telephone's commitments are met under the Plan. These "set aside" revenues are not expected to have a material effect on earnings for the remainder of the year. If New York Telephone is unable to meet certain of these commitments, the NYSPSC has stipulated in its order that New York Telephone will be subject to financial penalties. An additional $27 million of revenues "set aside" under the service improvement plan will continue to be deferred (see State Regulatory.)

Operating expenses

Operating expenses for the first nine months of 1995 were $8.5 billion, a decrease of $125.5 million, or 1.5%, from the first nine months of 1994. Included in this decrease were pension enhancement charges in both periods, non-recurring net charges in 1995, a change in the presentation of gross receipts tax in 1995, and NYNEX Mobile expenses in both periods, as described below. Excluding these items, operating expenses increased $32.4 million, or 0.4%. 1995 operating expenses included pension enhancement charges of $287.7 million and $480.5 million in 1995 and 1994, respectively. The non-recurring net charges included: (1) accruals of $269.0 million related to various self-insurance programs, legal and regulatory contingencies, operating tax provisions and revised benefit charges; these charges reflect events that occurred in the second and third quarters and additional information made available through revised estimates and analyses completed during the second and third quarters and (2) a $53.5 million net expense reduction in the third quarter of 1995 primarily from the recognition of a pension curtailment gain and certain non-recurring charges associated with the Bell Atlantic NYNEX Mobile cellular partnership (see Note (j)). There was a $40.6 million change in the third quarter of 1995 in the presentation of gross receipts tax collected by New York Telephone on behalf of interexchange carriers (see Network access revenues). 1995 operating expenses included $336.2 million of NYNEX Mobile expenses and 1994 operating expenses included $476.2 million of NYNEX Mobile expenses.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

At the telecommunications group, operating expenses decreased $59.3 million, or 0.8%. There was a $54.1 million decrease in employee related costs and a $38.4 million decrease in depreciation expense, partially offset by a $23.7 million increase in non-employee costs and a $9.5 million increase in Taxes other than income. Employee related costs decreased principally due to the reduction in the work force, partially offset by salary and wage rate increases. The decrease in depreciation and amortization is primarily due to an adjustment of plant balances partially offset by the effect of shorter asset lives as a result of the discontinuance of regulatory accounting principles (see Note (b)). It is expected that the smaller depreciable base partially offset by the use of shorter lives will decrease depreciation expense in the remaining quarter of 1995 and that depreciation expense will increase in the future as new telephone plant is added. Non-employee costs increased primarily as a result of increases in bad debt expense and advertising costs. Taxes other than income increased principally due to increases in real estate property tax.

At the nontelephone subsidiaries, operating expenses increased $91.7 million, or 14.5%. This increase was almost entirely due to the expansion of CableComms.

Gain on sale of stock by subsidiary

An IPO of the ordinary shares of UK CableComms and US CableComms was completed in June 1995. The Combined Offering represented 33% of the total units outstanding, with NYNEX retaining the balance. Net proceeds of the offering were approximately $610 million. NYNEX recognized a pretax gain of $264.1 million on the IPO in recognition of the net increase in the value of NYNEX's investment in CableComms (see Note (i)).

Other Income (Expense) - Net

Other income (expense) - net for the first nine months of 1995 had a positive impact of $52.5 million from the first nine months of 1994, principally due to a $70 million non-recurring gain on the sale of cellular properties in connection with the formation of the Bell Atlantic NYNEX Mobile cellular partnership (see Note (j)), and a $7 million increase resulting from New York Telephone's share of interest income on a federal income tax refund to AT&T for the tax years 1981-1983. These increases were partially offset by a $27 million increase in minority interest expense and an $11 million one-time payment in June of 1994 to NYNEX Mobile from its New York partners related to restructure of the New York partnership.

Interest expense

Interest expense for the first nine months of 1995 increased $91.9 million, or 18.6%, over the first nine months of 1994 due primarily to higher average interest rates of 7.8% compared to 6.5% in 1994. The higher average interest rates are due to both higher short-term rates and a greater average mix of long-term debt to total debt (78% compared to 68% in 1994). While the debt mix changed, total debt remained essentially flat. In addition, there was an $8 million non-recurring charge for interest incurred in connection with a court decision on overearnings complaints for the periods 1987-1988 and 1989-1990 (see Federal Regulatory).

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Income (loss) from long-term investments

Income (loss) from long-term investments for the first nine months of 1995 increased $9.7 million, or 25.1%, over the same period last year, primarily due to equity income of $41 million from the Bell Atlantic NYNEX Mobile cellular partnership (see Note (j)), partially offset by losses from start-up investments in the Tele-TV Partnerships, FLAG and PCS Primeco.

Income taxes

Income taxes for the first nine months of 1995 increased $292.8 million over the same period last year, reflecting higher pretax income and a 5% increase in the effective tax rate as a result of a decreased effective tax rate in 1994. The effective tax rate was lower in 1994 primarily due to a $66.7 million reduction in the deferred tax valuation allowance in the first nine months of 1994 as a result of the development of tax planning strategies to dispose of certain assets to utilize capital losses generated by the exit from the information products and services business.

Extraordinary item

The discontinued application of Statement No. 71 required NYNEX, for financial accounting purposes, to adjust telephone plant and equipment and to eliminate non-plant regulatory assets and liabilities from the balance sheet. This change resulted in an after-tax charge of $2.9 billion, consisting of $2.2 billion to adjust the carrying amount of telephone plant and equipment and $0.7 billion to write off non-plant regulatory assets and liabilities. As a result of the discontinuance of regulatory accounting principles, NYNEX utilized shorter asset lives for certain categories of telephone plant and equipment than those approved by regulators. It is expected that the smaller depreciable base, partially offset by the use of shorter lives, will decrease depreciation expense in the remaining quarter of 1995. It is expected that depreciation expense will increase in the future as new telephone plant is added. The elimination of the amortization of net regulatory assets and the effects of certain changes in accounting policies are not expected to have a significant impact on financial results in future periods. (See Note (b) for additional information on the discontinuance of regulatory accounting principles.)

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CURRENT STATUS OF BUSINESS RESTRUCTURING

Reserve Utilization in 1995

The restructuring reserve balance at September 30, 1995, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees' leaving NYNEX under the business restructuring, was approximately $510 million. In the first nine months of 1995, NYNEX utilized 1993 restructuring reserves of $271 million in the following categories:

         Severance:
              Management                                               $52
              Nonmanagement                                             10
              Total severance                                                                    $ 62
         Process Re-engineering:
              Systems redesign:
                  Customer contact                                      42
                  Customer provisioning                                 27
                  Customer operations                                   30
                  Customer support                                      23
                                                                       ---
                  Total systems redesign                                           $122
              Work center consolidation                                               7
              Branding                                                                3
              Relocation                                                              -
              Training                                                                2
              Re-engineering implementation                                          57
                                                                                    ---
              Total process re-engineering                                                        191
         Sale/discontinuance of information
           products and services businesses                                                        18
         Nontelephone subsidiaries' restructuring                                                   -
                                                                                                 ----
         Total                                                                                   $271
                                                                                                 ====

Cost Savings

Since the inception of process re-engineering and the special pension enhancement program in 1994, approximately 10,100 employees have accepted the retirement incentives. On an annualized basis, this will equate to an average reduction in wages and benefits attributable to employees' leaving under retirement incentives of approximately $600 million. Partially offsetting these cost savings will be the effects of wage and price inflation, growth in volume of business and higher costs attributable to service improvements.

Force Reduction Plans

When business restructuring charges were recorded in 1993, NYNEX anticipated that 16,800 positions (4,200 management and 12,600 nonmanagement) would be eliminated through process re-engineering initiatives. In the first quarter of 1994, NYNEX announced the offering of pension enhancements and anticipated that the planned work force reductions as a result of re-engineering could be achieved through the offering of pension enhancements. At the present time,

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NYNEX expects to achieve a targeted reduction of between approximately 17,000 and 18,000 positions through process re-engineering; it appears that the management reductions will be higher than originally planned due to single enterprise management staff reduction efforts and nonmanagement reductions will be less due to volume of business growth. NYNEX also expects the targeted number of employees who will elect to take the pension enhancements to approximate the number of position reductions through process re-engineering, but expects that the number of management employees electing will be higher and nonmanagement will be lower than originally anticipated. Based on employee acceptance of pension enhancements to date, NYNEX continues to monitor the calculation of the estimated additional charges to be recorded but at present still anticipates the additional charges to be in the range of the previously-announced estimate of approximately $1.3 billion.

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS

Operating activities: Net cash provided by operating activities was $2,532.2 and $2,384.5 million for the nine months ended September 30, 1995 and 1994, respectively, an increase of $147.7 million. Costs associated with re-engineering activities reserved for in the fourth quarter of 1993 were planned to result in cash outlays in the years 1994 through 1996. Approximately $120 and $62 million was expended in the first nine months of 1995 and 1994, respectively. Pension enhancement charges in the first nine months of 1995 and 1994 did not materially affect operating cash flows because increased cash outflows due to the pension enhancement charges are being incurred primarily by the NYNEX Pension Plans.

Investing activities: Net cash used in investing activities was $2,608.8 and $2,130.4 million for the nine months ended September 30, 1995 and 1994, respectively, an increase of $478.4 million. Cash used in other investing activities increased $370.1 million primarily due to an increase in NYNEX's investments in 1995, including a $264 million investment in PCS Primeco (see LIQUIDITY below) and investments in BANX (a partnership formed to invest in wireless cable systems), BayanTel, Tele-TV Partnerships and FLAG, and the effect of cash received in 1994 from the exit from the information products and services business, partially offset by $90 million of cash received from the sale of cellular properties overlapping with Bell Atlantic's cellular properties prior to the formation of the Bell Atlantic NYNEX Mobile cellular partnership (see Note (j)). In addition, investment in leased assets increased $126.6 million due primarily to new leveraged leases at NYNEX Credit Company. Capital expenditures increased $5.8 million due to continued construction of the cable/telecommunication network in the United Kingdom, partially offset by a decrease in capital expenditures at the telecommunications group.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Financing activities: Net cash provided by (used in) financing activities was $69.3 and ($299.8) million for the nine months ended September 30, 1995 and 1994, respectively, an increase of $369.1 million. This increase was primarily due to the receipt of $610 million of proceeds in the second quarter of 1995 as a result of the IPO of NYNEX CableComms' equity (see Note (i)), partially offset by a decrease in net funds provided by minority interests at NYNEX CableComms and a decrease in cash received from the issuance of common stock through Savings Plans primarily due to fewer employees as a result of force reduction plans.

In the first nine months of 1995, net cash used in investing activities of $2,608.8 million exceeded net cash provided by operating activities of $2,532.2 million by $76.6 million. This difference was funded primarily by IPO proceeds and equity. Commercial paper levels decreased due to repayments made using a portion of the proceeds from the IPO, partially offset by additional borrowings to fund operating and equity investments. Equity increased approximately $203.9 million in the first nine months of 1995 as NYNEX issued new shares of common stock for employee savings plans, the Dividend Reinvestment and Stock Purchase Plan ("DRISPP"), and stock compensation plans. Dividends paid in 1995 were $672.4 million. Financing cash flows in the first nine months of 1995 included net funds provided of $12.6 million primarily by a minority interest in the financing structures formed in December 1993 and 1994 for the network construction program in the United Kingdom.

Liquidity

At September 30, 1995, NYNEX had $950 million of unissued, unsecured debt and equity securities registered with the SEC. The proceeds from the sale of securities would be used to provide funds to NYNEX and/or NYNEX's nontelephone subsidiaries for their general corporate purposes.

At September 30, 1995, NYNEX Capital Funding Company had $637 million of unissued medium-term debt securities registered with the SEC. When issued, these securities will be guaranteed by NYNEX. The proceeds from the sale of these securities would be used to provide financing for NYNEX and/or NYNEX's nontelephone subsidiaries.

At September 30, 1995, New England Telephone and New York Telephone had $500 and $250 million, respectively, of unissued, unsecured debt securities registered with the SEC. Pursuant to the indentures for certain of its debentures, New York Telephone has covenanted that it will not issue additional funded debt securities ranking equally with or prior to such debentures unless it has maintained an earnings coverage of 1.75 for interest charges, excluding the effect of any extraordinary items, for a period of any 12 consecutive months out of the 15 month period prior to the date of the

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

proposed issuance. As a result of the 1993 business restructuring charges and the 1994 pension enhancements, New York Telephone did not meet the earnings coverage requirement at September 30, 1994. At September 30, 1995, New York Telephone meets the requirement.

In the third quarter of 1995, an independent bond rating agency lowered its rating of the long-term debt of NYNEX Corporation, which includes NYNEX Credit Company and NYNEX Capital Funding Company. The bond ratings of New York Telephone and New England Telephone were reaffirmed at current levels, but the rating outlook on New England Telephone was upgraded by the agency. Management believes that the bond ratings will remain at levels that are indicative of strong credit support for timely principal and interest payments in the foreseeable future.

NYNEX, Bell Atlantic, AirTouch Communications Inc. and U S West Inc. have formed a venture to provide national wireless communications services. The venture is comprised of two partnerships, one of which, PCS Primeco, participated in the FCC auction of personal communications services ("PCS") licenses and bid a total of approximately $1.1 billion for licenses in eleven cities, of which NYNEX's portion was approximately $277 million. The bid was paid upon grant of the licenses and final review of bidder qualifications by the FCC in June of 1995. NYNEX's portion of the bid was funded through the issuance of commercial paper.

On November 10, 1995 NYNEX and NYNEX Credit Company ("Credit Company") expect to enter into a $2.75 billion unsecured revolving credit facility, with Chemical Bank as the administrative agent. Credit Company may borrow up to $300 million under this facility. NYNEX may request an increase in the aggregate commitments under the facility of up to $500 million. The initial term is for five years, but the borrowers may request two extensions of the facility, in each case for an additional year. Under the terms of the agreement, the proceeds may be used to fund working capital and/or any lawful corporate purposes.

REGULATORY AND OTHER MATTERS

State Regulatory

Maine: The May 15, 1995 orders of the MPUC, which adopted an alternative form of regulation for New England Telephone and concluded a related earnings investigation, have been appealed to the Maine Supreme Judicial Court. The appellants contend that the MPUC should have ordered greater rate reductions by New England Telephone and challenge the MPUC's authority to apply $4 million of the ordered $14.4 million reduction to the provision of new services and/or equipment to schools and libraries. The Court has scheduled oral argument on the case for January 1996.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Massachusetts: Rates proposed in New England Telephone's initial price cap filing, in compliance with the Massachusetts Department of Public Utilities ("MDPU") May 12, 1995 Order, became effective on September 15, 1995. Rate changes in the filing, which result in an annual reduction of approximately $32.8 million, relate to switched access services, residence optional calling plans, business local usage, and conduit attachment fees. An additional reduction of $5.3 million, associated with New England Telephone's monthly increase of $2.50 in the Lifeline Service credit, took effect on June 11, 1995, as directed by the MDPU's Order.

Rhode Island: On June 27, 1995, the Rhode Island Public Utilities Commission ("RIPUC") issued an initial order in the competition proceeding, expressing an overall policy favoring local competition, asserting jurisdiction over potential local competitors and requiring seamless interconnection of networks. Pursuant to a prehearing conference on September 21, 1995, the RIPUC issued a schedule for the next phase of the proceeding. The parties are to file testimony on the issues raised in the initial phase of the docket by November 17, 1995 with discovery and hearings to follow. The RIPUC proposes to issue a decision in the proceeding by June 30, 1996.

Vermont: As previously reported (see NYNEX's Quarterly Report on Form 10-Q for the period ended March 31, 1995), New England Telephone has appealed portions of the Vermont Public Service Board's ("VPSB") order on the rate reduction and in the companion price regulation case to the Vermont Supreme Court. On October 5, 1995, the VPSB issued an order on issues remanded to it by the Court. The VPSB accepted New England Telephone's proposal for extended time frames to eliminate multiparty service and to replace one of the two remaining analog switches in the state. New England Telephone intends to withdraw its appeal on those issues.

On September 8, 1995, New England Telephone filed a rate case seeking an annual increase in rates of $12.2 million. The Vermont Department of Public Service ("VDPS") has recommended that the VPSB suspend and investigate the proposed tariff filing. On October 31, 1995, New England Telephone and the VDPS entered into a stipulation that, if approved by the VPSB, will result in an annual increase in rates of $7.5 million. The VPSB is expected to hold hearings on the stipulation by January 1996.

Hearings in Phase I of the VPSB's proceeding on competition have ended. Phase I of the proceeding addresses public policy issues and rules involving unbundling, cost study methodologies and the definition of universal service. A decision in Phase I is expected by the end of 1995. Phase II of the proceeding will address specific pricing and technical questions with respect to local service and intraLATA toll competition, including intraLATA presubscription, pricing (including imputation rules) and interconnection. A decision in Phase II is not expected until late 1996.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

New York: On August 16, 1995, the NYSPSC issued an order reaffirming its approval of the Performance Regulation Plan (the "Plan"). On August 23, 1995, New York Telephone filed its compliance tariffs under the Plan. The tariffs became effective on a temporary basis as of September 1, 1995, and will remain temporary pending the NYSPSC Staff's review of parties' comments and the completion of the Staff's investigation of whether the tariffs comply with the Plan. Several parties have filed petitions for reconsideration of the NYSPSC's final order approving the Plan. New York Telephone has filed responses to those petitions.

On September 19, 1995, the NYSPSC issued an order concerning New York Telephone's performance under the 1994 service quality plan. The NYSPSC determined that, given the 1994 service performance results, New York Telephone must refund $50 million to ratepayers, which was accrued by New York Telephone in the second quarter of 1995 (see Note (h)).

As an outgrowth of New York Telephone's 1990 general rate case, in November 1990, the NYSPSC commenced a proceeding to review the financial effects on ratepayers of the transactions in the years 1984 through 1990 between New York Telephone and other NYNEX affiliates. In March 1991, the NYSPSC authorized a $250 million increase in New York Telephone's rates, effective January 1, 1991, of which $47.5 million annually remains subject to refund pending resolution of certain affiliate transactions issues. The NYSPSC selected an independent consulting firm to perform an investigation of such transactions. On September 13, 1995, the consultant submitted to the NYSPSC a final report detailing its findings and recommendations. On September 20, 1995, an administrative law judge of the NYSPSC issued a procedural ruling for future hearings and directed that the NYSPSC Staff and other parties must file any evidence they wish to submit by January 26, 1996. New York Telephone will have the opportunity to respond at a subsequent date to be determined.

On September 27, 1995, the NYSPSC issued an order resolving certain issues in its Competition II proceeding which is to consider the terms that should govern local exchange competition in New York State. The NYSPSC directed New York Telephone to list customers of competitive local exchange carriers ("LECs")in its White Pages directories at no charge. However, New York Telephone is free to negotiate with those carriers arrangements under which New York Telephone would deliver the White Pages directories to the competitive carriers' customers for a fee. The NYSPSC also established a reciprocal compensation scheme for the payment of access rates when New York Telephone and competitive LECs terminate traffic on each other's networks. Generally, New York Telephone and the competitive carrier will pay each other the same rate when providing the same or equivalent functions. The NYSPSC also determined that New York Telephone must, upon request, provide services to interconnect two competitive LECs that are collocated in New York Telephone's central offices. Finally, the NYSPSC directed competitive LECs to provide intraLATA presubscription.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Federal Regulatory

Price caps

On September 27, 1995, the Federal Communications Commission ("FCC") issued a Notice of Proposed Rulemaking in the Price Cap proceeding, regarding the productivity factor used by LECs in the FCC price cap formula. The FCC price cap formula adjusts the limits on access price levels ("price cap index") upward for inflation, downward for productivity improvement and up or down for exogenous costs. Depending on the productivity factor selected by the LEC, earnings above certain levels are shared with ratepayers. The Proposed Rulemaking will consider changes in the determination of the productivity factor, the recognition of exogenous costs, the extent of carrier sharing, and the formula for calculating the price cap index for certain services. The FCC has requested comments by November 27, 1995, and replies by December 27, 1995. The FCC has indicated that it intends to issue an order in time for the final changes to be reflected in LECs' rates as of July 1, 1996.

On September 20, 1995, the FCC issued a Notice of Proposed Rulemaking to determine how the price cap rules should be modified to accommodate increasing levels of competition. The FCC intends to consider whether to allow greater flexibility to lower prices, adopting procedures to allow a more rapid introduction of new services, and establishing criteria that can be used in assessing whether LECs warrant streamlined or non-dominant treatment for certain services when they face substantial competition in a geographic area. The FCC asked for comments on a proposal by the telephone subsidiaries that earnings sharing be reduced or eliminated as an LEC implements measures to promote competition for local exchange services.

Other Federal Regulatory Matters

On September 11, 1995, the telephone subsidiaries filed a further response to the FCC's March 3, 1995 Order to Show Cause in connection with an audit of costs reported by the LECs to the National Exchange Carrier Association (see NYNEX's Annual Report on Form 10-K for the year ended December 31, 1994). In that response the telephone subsidiaries argued that no forfeitures or price cap reductions should be imposed and that their internal processes are in compliance with the FCC's rules.

On August 1, 1995, the U.S. Court of Appeals for the District of Columbia Circuit found that a decision of the FCC had understated the amount of damages to be paid by the telephone subsidiaries in connection with overearnings complaints for the period 1987-1988, and by New York Telephone for the period 1989-1990. On October 4, 1995, the Court denied the telephone subsidiaries' petition for rehearing. It is probable that, as a result of the Court's decisions, the telephone subsidiaries will be required to pay damages plus interest. For the period 1987-1988 the damages and interest are approximately $12.8 million, $5.4 million for New York Telephone and $7.4 million for New England Telephone. For the period 1989-1990 the damages and interest for New York Telephone are approximately $9.7 million.

Form 10-Q Part II
                                NYNEX CORPORATION
                           PART II - OTHER INFORMATION

ITEM 5.       Other Information

              Operations Under the Modification of Final Judgment ("MFJ")

              On April 28, 1995, the United States District Court for the District of Columbia ("MFJ Court") issued a decision granting the regional holding companies' ("RHCs") joint motion for a waiver of the MFJ permitting the RHCs to provide interLATA wireless telecommunications services. The MFJ Court attached a number of restrictions and conditions that limit the extent and manner in which the RHCs may provide such services. NYNEX, through Bell Atlantic NYNEX Mobile, is proceeding to comply with the requirements of the decision in order that it may begin to provide the services authorized. In this regard, the compliance plan for Bell Atlantic NYNEX Mobile's Connecticut/Western Massachusetts cellular system has been approved by the Department of Justice ("DOJ") and is now pending before the MFJ Court, which is expected to rule on the plan shortly. NYNEX has also sought clarification of the April 28 decision from the MFJ Court and has appealed that decision to the United States Court of Appeals for the District of Columbia Circuit. The Court of Appeals decision in this case is expected during the second quarter of 1996.

              Pursuant to an August 18, 1994 order of the MFJ Court, the DOJ is conducting an extensive discovery process in connection with its investigation relating to the motion of NYNEX, BellSouth Corporation ("BellSouth") and SBC Communications Inc. ("SBC") to vacate the MFJ. The investigation is expected to be completed shortly. Following completion of its investigation, the DOJ is expected to file its response to the motion with the MFJ Court in late 1995 or early 1996, following which there will be an opportunity for additional public comment and responses by NYNEX, BellSouth, SBC and other interested parties.

ITEM 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits.

              Exhibit
              Number

              (27)         Financial Data Schedule

              (b)          Reports on Form 8-K.

              NYNEX's Current Report on Form 8-K, date of report July 1, 1995 and filed July 10, 1995, reporting on Item 5.

              NYNEX's Current Report on Form 8-K, date of report August 2, 1995 and filed August 2, 1995, reporting on Item 5.

Form 10-Q

                                NYNEX CORPORATION










                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                              NYNEX CORPORATION




                                                         P. M. Ciccone
                                                 ------------------------------
                                                          P. M. Ciccone
                                                 Vice President and Comptroller
                                                 (Principal Accounting Officer)












November 9, 1995
                                       29