Form 10-K
period 1995-12-31
NYNEX CORP
filed 1996-03-22
CIK 732714

FORM 10-K
                                    ---------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
(Mark one)                          ---------
( X )              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

                                       OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to
                                                  ------    ------
                          Commission file number 1-8608
                                    ---------
                                NYNEX CORPORATION

        A Delaware                                         I.R.S. Employer
        Corporation                               Identification No. 13-3180909

              1095 Avenue of the Americas, New York, New York 10036
                         Telephone Number (212) 395-2121
                                    ---------
Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
     Title of each class                                which registered
---------------------------------                   --------------------------
   Common Stock (par value                          New York, Boston, Chicago,
         $1.00 per share)                            Pacific and Philadelphia
                                                         Stock Exchanges
  Twenty year 9.55%  Debentures
       due May 1, 2010                             New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

At February 29, 1996, approximately 437,754,000 shares of Common Stock were outstanding.

At February 29, 1996, the aggregate market value of the voting stock held by nonaffiliates was approximately $22,526,820,000.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No .....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE:
(1)   Portions of the Registrant's 1995 Annual Report to Stockholders (Part II).

(2) Portions of the Registrant's Proxy Statement dated March 18, 1996 issued in connection with the 1996 Annual Meeting of Stockholders (Part III).

                                TABLE OF CONTENTS


                                     PART I

Item                                                                        Page

 1.     Business . . . . . . . . . . . . . . . . . . . . . . .                3

 2.     Properties . . . . . . . . . . . . . . . . . . . . . .               16

 3.     Legal Proceedings  . . . . . . . . . . . . . . . . . .               17

 4.     Submission of Matters to a Vote of Security Holders. .               17


                                     PART II

 5.     Market for Registrant's Common Equity and Related
        Stockholder Matters  . . . . . . . . . . . . . . . . .               20

 6.     Selected Financial Data  . . . . . . . . . . . . . . .               20

 7.     Management's Discussion and Analysis of Financial
        Condition and Results of Operations  . . . . . . . . .               20

 8.     Consolidated Financial Statements and Supplementary
        Data . . . . . . . . . . . . . . . . . . . . . . . . .               20

 9.     Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . .               20


                                    PART III

10.     Directors and Executive Officers of the Registrant . .               21

11.     Executive Compensation . . . . . . . . . . . . . . . .               21

12.     Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . .               21

13.     Certain Relationships and Related Transactions . . . .               21


                                     PART IV

14.     Exhibits, Consolidated Financial Statement Schedules and
        Reports on Form 8-K  . . . . . . . . . . . . . . . . .               22

                                     PART I

ITEM 1.    BUSINESS.

GENERAL
-------

NYNEX Corporation ("NYNEX") was incorporated in 1983 under the laws of the State of Delaware and has its principal executive offices at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212-395-2121). NYNEX is a global communications and media corporation that provides a full range of services in the northeastern United States and in high growth markets around the world. NYNEX has expertise in telecommunications, wireless communications, directory publishing, and video entertainment and information services.

NYNEX's principal operating subsidiaries are New York Telephone Company ("New York Telephone") and New England Telephone and Telegraph Company ("New England Telephone") (collectively, the "Telephone Companies") (see Telecommunications below).

Various services in the telecommunications and wireless communications businesses are subject to the jurisdiction of state and federal regulators. Intrastate communications services are under the jurisdiction of state public service commissions (see State Regulatory below), and interstate communications services are under the jurisdiction of the Federal Communications Commission ("FCC") (see Federal Regulatory below). In addition, state and federal regulators review various transactions between NYNEX affiliates.

The operations of NYNEX and its subsidiaries have been subject to the requirements of a consent decree known as the "Modification of Final Judgment" ("MFJ"), which arose out of an antitrust action brought by the United States Department of Justice against AT&T Corp. ("AT&T"). Pursuant to the MFJ, AT&T divested its 22 wholly-owned local exchange companies ("LECs"), including the Telephone Companies, distributed them to seven regional holding companies ("RHCs"), and distributed the stock of the RHCs to AT&T's stockholders on January 1, 1984.

The Telecommunications Act of 1996 (the "Act") provides that any conduct or activity previously subject to the MFJ is now subject instead to the restrictions and obligations imposed by the Act (see Competition below).

TELECOMMUNICATIONS
New York Telephone is incorporated under the laws of the State of New York and provides telecommunications services in New York and a small portion of Connecticut. New England Telephone is incorporated under the laws of the State of New York and provides telecommunications services in Massachusetts, Maine, New Hampshire, Rhode Island and Vermont. The Telephone Companies mainly provide two types of telecommunications services, exchange telecommunications and exchange access, in their respective territories. The Telephone Companies revenues comprise 88.1% of NYNEX's operating revenues in 1995. Approximately 87.2% of those revenues are generated by operations in New York and Massachusetts. In 1995, revenues from one customer, AT&T, accounted for approximately 14% of NYNEX's total operating revenues, primarily in network access and other revenues.

Exchange telecommunications service is the transmission of telecommunications among customers located within geographical areas (local access and transport areas, or "LATAs"). These LATAs are generally centered on a city or other identifiable community of interest and, subject to certain exceptions, each LATA marks an area within which the telephone companies operating within such territory may provide telecommunications services (see Competition below). Exchange telecommunications service may include long distance service as well as local service within LATAs. Examples of exchange telecommunications services include switched local residential and business services, private line voice and data services, Wide Area Telecommunications Service, long distance and Centrex services.

Exchange access service refers to the link provided by LECs between a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

Certain billing and collection services are performed by the Telephone Companies for other telecommunications companies, primarily AT&T, and certain information providers that elect to subscribe to these services rather than perform such services themselves. In 1995, approximately 1% of NYNEX's total operating revenues was derived from billing and collection services. In 1990, the Telephone Companies and AT&T signed a six-year contract extending the Telephone Companies' roles as AT&T long distance billing and collection agents. The agreement allows AT&T the flexibility of gradually assuming certain administrative and billing functions now performed by the Telephone Companies. The Telephone Companies and AT&T are reviewing a proposed extension of the contract through December 31, 1996.

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

The following table sets forth for the Telephone Companies the approximate number of network access lines in service at the end of each year:

                                       Network Access Lines In Service
                                       -------------------------------
                                               (In Thousands)
                              1995       1994        1993        1992       1991
                              ----       ----        ----        ----       ----
New York Telephone  . . .    10,795     10,477      10,135      9,897      9,735
New England Telephone . .     6,343      6,101       5,906      5,721      5,604
                             ------     ------      ------     ------     ------
    Total  . . . . . . . .   17,138     16,578      16,041     15,618     15,339
                             ======     ======      ======     ======     ======

The territories served by the Telephone Companies contain sizeable areas and many localities in which local service is provided by nonaffiliated telephone companies. Rochester, Jamestown, Middletown, Webster and Henrietta, New York are the only cities with a population of more than 25,000 within the Telephone

Companies' general operating area that are served by such nonaffiliated companies. On December 31, 1995, these nonaffiliated companies had approximately 1,412,000 network access lines in service.

The Telephone Companies have consolidated all or part of many regional service and support functions into Telesector Resources Group, Inc. ("Telesector Resources") as part of the business restructuring plan (see Business Restructuring below). Regional service functions are interstate access services, operator services, public communications, sales, market area services, corporate services, information services, labor relations, engineering/construction and business planning. Support functions are quality and process re-engineering, marketing, accounting, finance, data processing and related services, technology and planning, public relations, legal and human resources. In addition, Telesector Resources provides various procurement, procurement support and materials management services to the Telephone Companies, on a nonexclusive basis. These services include product evaluation, contracting, purchasing, materials management and disposition, warehousing, transportation, and equipment repair management. Under a reciprocal services agreement, the Telephone Companies provide certain administrative and other services for Telesector Resources.

Each of the seven RHCs formed in connection with the AT&T divestiture owns an equal interest in Bell Communications Research, Inc. ("Bellcore"), which is held by Telesector Resources. Bellcore furnishes to the LECs, including the Telephone Companies, and certain of their subsidiaries, technical and support services (that include research and development) relating to exchange telecommunications and exchange access services that can be provided more efficiently on a centralized basis. Bellcore serves as a central point of contact for coordinating the efforts of NYNEX and the other RHCs in meeting the national security and emergency preparedness requirements of the federal government. In 1995, it was announced that the seven RHCs, including NYNEX, have decided to pursue the disposition of Bellcore. A final decision regarding the disposition of their interests and the structure of such a transaction will be subject to obtaining satisfactory financial and other terms and necessary approvals.

NYNEX Network Systems Company ("Network Systems") provides wireline and wireless network services outside the United States. As managing sponsor of FLAG Limited, Network Systems will construct a submarine cable system from the United Kingdom to Japan.

NYNEX CableComms Group PLC and NYNEX CableComms Group Inc. (collectively, "CableComms") provide cable television and telecommunications services in the United Kingdom. CableComms is licensed to provide these services in sixteen franchises covering approximately 2.7 million homes and 167,500 businesses.

WIRELESS COMMUNICATIONS
Effective July 1, 1995, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") completed the combination of substantially all of their domestic cellular properties by contributing them to a partnership, Bell Atlantic NYNEX Mobile cellular partnership ("BANM"), to own and operate these properties. The combination represents the consummation of the transaction that was agreed to and announced in June 1994. Bell Atlantic owns approximately 62.4% of BANM, and NYNEX owns approximately 37.6%. The partnership is controlled jointly by NYNEX and Bell Atlantic. BANM, through its operating subsidiaries and partnerships, provides a variety of wireless communications services and products.

NYNEX's other wireless communications ventures include the following: a venture between NYNEX, Bell Atlantic, AirTouch Communications Inc. and US WEST Inc. which will provide national wireless personal communications services; an investment in P.T. Excelcomindo Pratama, a newly formed Indonesian corporation which holds a license to operate a nationwide cellular business in Indonesia; and an investment in STET Hellas, a Greek cellular company which offers cellular services.

The venture between NYNEX, Bell Atlantic, AirTouch Communications Inc. and US WEST Inc. is comprised of two partnerships, one of which, PCS Primeco, participated in the FCC auction of personal communications services ("PCS") licenses and bid a total of approximately $1.1 billion for licenses in eleven cities, of which NYNEX's portion was approximately $277 million. The bid was paid upon grant of the licenses and final review of bidder qualifications by the FCC in June 1995. In 1996, the venture plans to continue to build markets and build out the network for prospective offering of services to customers.

DIRECTORY PUBLISHING
NYNEX Information Resources Company ("Information Resources") produces, publishes and distributes alphabetical (White Pages) and classified (Yellow Pages) directories for the Telephone Companies pursuant to agreements that provide for the payment of fees to the Telephone Companies in exchange for the right to publish such directories. Information Resources through subsidiaries and in partnership with other entities, publishes other domestic and international telephone directories (including Poland and the Czech Republic), provides on-line electronic directories in the United States and France and provides CD-ROM directories.

VIDEO ENTERTAINMENT AND INFORMATION SERVICES
NYNEX Entertainment & Information Services Company ("NEIS") licenses, acquires, and packages entertainment, information and other services for distribution over wireless and wireline networks in the NYNEX region. In addition, NEIS provides coordination, support and oversight to NYNEX's video and information services interests around the globe. NYNEX plans to introduce a branded, price-competitive package of video and information services.

NEIS was instrumental in the formation of Tele-TV, NYNEX's national programming and technology partnership with Bell Atlantic and Pacific Telesis Group formed to develop programming and other products and services for transmission over wireline and wireless networks, and NYNEX's investment with Bell Atlantic in CAI Wireless, Inc., which controls spectrum for the transmission of wireless video in key markets across the nation.

OTHER OPERATIONS
NYNEX Asset Management Company, a registered investment advisor, provides investment management services to NYNEX's pension and other trust funds.

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

BUSINESS RESTRUCTURING
----------------------

In 1993, NYNEX recorded $2.1 billion in pretax charges ($1.4 billion after-tax) for business restructuring. These charges resulted from a comprehensive analysis of operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to adjust quickly to accelerating change, to implement work force reductions, and to produce savings necessary for NYNEX to operate in an increasingly competitive environment.

During 1994, NYNEX announced retirement incentives to provide a voluntary means of implementing substantially all of the planned work force reductions of 16,800 employees. The retirement incentives were to be offered at different times through 1996 according to local force requirements and were expected to generate an estimated additional $2.0 billion in pretax charges ($1.3 billion after-tax) over that period of time as employees elected to leave the business through retirement incentives rather than through the severance provisions of the 1993 force reduction plan. Much of the cost of the incentives will be funded by NYNEX's pension plans. In 1995 and 1994, NYNEX recorded $514.1 million ($326.8 million after-tax) and $693.5 million ($452.8 million after-tax), respectively, of incremental charges for the cost of pension enhancements and associated postretirement medical costs for approximately 4,700 and 7,200 employees, respectively, who left NYNEX under the retirement incentives.

During 1995, it became evident that the number of management employees leaving under the retirement incentives would exceed the original estimate due to additional management staff reduction efforts. It was also determined that, due to volume of business growth, the expected reduction in the number of nonmanagement employees would be less and would not be fully realized until 1998.

At the present time, NYNEX expects the total number of employees who will elect to take the pension enhancements to be in the range of 17,000 to 18,000, consisting of approximately 7,000 management and 10,000 to 11,000 nonmanagement employees depending on work volumes, needs of the business, and timing of the incentive offers.

NYNEX continues to monitor the estimated additional charges to be recorded and, at December 31, 1995, still anticipates the additional charges to be in the range of $2.0 billion ($1.3 billion after-tax), despite the increase in the expected number of employees who will elect to take the incentive. This estimate is based on favorable actuarial experience for actual postretirement medical costs, and favorable demographics of employees actually accepting the offer, which have resulted in per capita charges being somewhat lower than expected.

EXTRAORDINARY ITEM
------------------

The discontinued application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"), required NYNEX, for financial accounting purposes, to adjust the carrying amount of telephone plant and equipment and to eliminate non-plant regulatory assets and liabilities from the balance sheet. This change resulted in an after-tax charge of $2.9 billion, consisting of $2.2 billion to adjust telephone plant and equipment and $0.7 billion to write off non-plant regulatory assets and liabilities. NYNEX now utilizes shorter asset lives for certain categories of telephone plant and equipment than those previously approved by regulators. The elimination of the amortization of net regulatory assets and the effects of certain changes in accounting policies are not expected to have a significant impact on financial results in future periods.

CAPITAL EXPENDITURES
--------------------

NYNEX meets the expanding needs for telecommunications services by making capital expenditures to upgrade and extend the existing telecommunications network, including new construction, optical fiber and modernization. Capital expenditures also include the construction of mobile cell sites within the Northeast and cell site digital upgrades through June 30, 1995, and the building of the cable television and telecommunications network in the United Kingdom. Capital expenditures exclude the equity component of allowance for funds used during construction prior to the discontinuance of Statement No. 71, and additions under capital leases. Capital expenditures for 1991 through 1995 are set forth below:

                                   In Millions
                                   -----------
                         1995. . . . . . . . . . $3,188
                         1994. . . . . . . . . . $3,012
                         1993. . . . . . . . . . $2,717
                         1992. . . . . . . . . . $2,450
                         1991. . . . . . . . . . $2,499

NYNEX's capital expenditures in 1996 are currently expected to be at a level comparable to 1995 expenditures. Most of such expenditures will be for the Telephone Companies, Telesector Resources and CableComms.

STATE REGULATORY
----------------

MAINE
In May 1995, the Maine Public Utilities Commission ("MPUC") adopted a five-year price cap plan for New England Telephone, with the provision for a five-year extension after review by the MPUC. Overall average prices and specific rate elements for most services are limited by a price cap formula of inflation minus a productivity factor plus or minus certain exogenous cost changes. There is no restriction on New England Telephone's earnings.

New England Telephone is to make its first annual price cap filing on December 1, 1996. The MPUC also established a service quality index with penalties in the form of customer rebates to apply if service quality categories are missed. Penalties are subject to annual limits of $1 million per category and $10 million overall.

In a related earnings investigation, the MPUC ordered a one-time customer credit of $2.8 million and ordered that New England Telephone's revenues be reduced by $14.4 million annually. Pursuant to that order, in January 1996, the MPUC approved, with certain modifications, New England Telephone's proposal to use up to $4 million of the reduction to provide new services to Maine libraries and schools.

The May 1995 Orders of the MPUC were appealed to the Maine Supreme Judicial Court. The appellants contended that the MPUC should have ordered greater rate reductions by New England Telephone and challenged the MPUC's authority to apply $4 million to the provision of services to libraries and schools. A decision was issued by the Court on March 15, 1996, rejecting the appeal and affirming the MPUC's Orders.

MASSACHUSETTS
In May 1995, the Massachusetts Department of Public Utilities ("MDPU") approved a price regulation plan to govern New England Telephone's Massachusetts intrastate operations through August 2001, with no restriction on earnings. Certain residence exchange rates are capped. Pricing rules limit New England Telephone's ability to increase prices for most services, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus certain exogenous changes. The MPDU also established a quality of service index and tied service quality to the level of the productivity factor. New England Telephone's inability to meet the performance levels in any given month would result in an increase in the productivity offset by one-twelfth of one percent for purposes of the annual price cap filing. New England Telephone's initial price cap filing became effective in September 1995. Rate changes in the filing, which result in an annual reduction of approximately $32.8 million, relate to switched access services, residence optional calling plans, business local usage, and conduit attachment fees. An additional reduction of $5.3 million, associated with a monthly increase of $2.50 in the LifeLine Service credit, took effect in June 1995, as directed by the MDPU's Order.

The MDPU's Order has been appealed to the Supreme Judicial Court of Massachusetts by AT&T Communications of New England, MCI Telecommunications Corporation ("MCI") and New England Cable Television Association, and New England Telephone has intervened in each of the proceedings.

In July 1995, hearings commenced in the MDPU's investigation concerning intraLATA and local exchange competition in Massachusetts. The MDPU has indicated that among the matters it intends to address are collocation, interconnection of networks, intraLATA toll presubscription, telephone number assignment and portability and universal service funding. Decisions in this proceeding could have a negative effect on New England Telephone's revenues.

NEW YORK
INCENTIVE PLAN
In August 1995, the New York State Public Service Commission ("NYSPSC") approved with modifications a Plan that changes the manner in which New York Telephone will be regulated by the NYSPSC over the next five to seven years. The Plan is a performance-based plan that replaces rate of return regulation with a form of price regulation and incentives to improve service and does not restrict New York Telephone's earnings. Prices are capped at current rates for "basic" services such as residence and business exchange access, residence and business local calling and LifeLine service, and price reduction commitments are established for a number of services, including toll and intraLATA carrier access services. Certain prices may be adjusted annually based on an inflation index and costs associated with NYSPSC mandates and other defined "exogenous" events. Depending on whether the Plan remains in effect for five or seven years, New York Telephone's prices will have been decreased by an amount that, based on current volumes of business, would produce an aggregate revenue reduction over the term of the plan of $1.1 billion at the end of five years, or $1.9 billion at the end of seven years.

The Plan also establishes service quality targets with stringent rebate provisions if New York Telephone is unable to meet some or all of the targets, and sets an accelerated schedule for the provision of intraLATA presubscription ("ILP"). New York Telephone's compliance tariffs under the Plan became effective on a temporary basis as of September 1, 1995, and will remain temporary pending the NYSPSC Staff's review and investigation.

In December 1995, the NYSPSC rejected various petitions that had been filed for reconsideration of the order approving the Plan and indicated that it had approved a Staff plan for monitoring New York Telephone's compliance. In December 1995, MCI commenced a proceeding in the New York Supreme Court seeking to overturn the NYSPSC's orders with respect to the Plan. MCI asserts as unlawful, among other things, the lack of an earnings cap in the Plan and the establishment of the $153 million set-aside and the provision for its subsequent release to New York Telephone. Both the NYSPSC and New York Telephone were named as parties. New York Telephone filed its answer to MCI's petition in February 1996.

COMPETITION II PROCEEDING
In September 1995, the NYSPSC issued an order resolving certain issues in its proceeding on local exchange competition in New York State. New York Telephone must provide White Pages directory listings at no charge to customers of competitive local exchange carriers ("CLECs"), but may negotiate fees with CLECs for delivery of the directories to their customers. The NYSPSC also established a reciprocal compensation scheme for the payment of access rates when New York Telephone and CLECs terminate traffic on each other's networks. In general, the NYSPSC's plan permits "full-service, facilities-based" local exchange carriers to pay a lower rate than other carriers will be required to pay. The NYSPSC also determined that New York Telephone must, upon request, provide services to interconnect CLECs that are collocated in New York Telephone's central offices. Finally, the NYSPSC directed CLECs to provide ILP.

In December 1995, MCI commenced a proceeding in the New York Supreme Court challenging the NYSPSC's reciprocal compensation scheme for interconnection between carriers. New York Telephone intervened in the proceeding and filed an answer to MCI's petition in January 1996.

In December 1995, the NYSPSC issued orders resolving various procedural and operational issues related to ILP. The NYSPSC approved New York Telephone's proposal to implement ILP for analog central offices as those switches are replaced by digital equipment. By the end of February 1996, New York Telephone had implemented ILP in all of its digital switching systems.

OTHER
Effective January 1991, the NYSPSC authorized a $250 million increase in New York Telephone's rates, of which $47.5 million annually remains subject to refund pending resolution of certain issues relating to transactions in the years 1984 through 1990 between New York Telephone and other NYNEX affiliates. In September 1995, the NYSPSC's independent consultant concluded its final report detailing findings and recommendations, and an NYSPSC administrative law judge issued a procedural ruling for future hearings and the filing of evidence. In January 1996, New York Telephone filed notice with the NYSPSC of its intention to open settlement discussions in this case and requested an extension of the date for the filing of testimony.

Pursuant to a 1993 NYSPSC order, New York Telephone may retain a portion of 1993 earnings above an 11.7% return on equity, depending on its attainment of specified service quality criteria, with earnings above 12.7% return on equity to be held for the ratepayers' benefit. New York Telephone has submitted a report to the NYSPSC showing 1993 earnings below 11.7%.

In November 1995, the NYSPSC directed New York Telephone to file tariffs to remove restrictions on the resale of residential services, effective February 1996, or to show cause why such restrictions should not be removed. In January 1996, following New York Telephone's show-cause response requesting more time for implementation, the NYSPSC issued an order requiring implementation, with respect to both residential and business services, in October 1996.

NEW HAMPSHIRE
In June 1995, the New Hampshire Public Utilities Commission approved New England Telephone's proposed toll rate reduction targeted at small and medium volume usage customers, effective July 1995. The annual revenue effect of the toll rate reduction is estimated to be approximately $6.8 million.

RHODE ISLAND
In January 1996, New England Telephone and the Rhode Island Division of Public Utilities and Carriers filed with the Rhode Island Public Utilities Commission ("RIPUC") a proposed five-year price regulation plan to succeed the price regulation trial that expired in December 1995. The proposed plan provides for no restrictions on New England Telephone's earnings. Pricing rules would limit New England Telephone's ability to increase prices for most services based on a formula of inflation minus a productivity offset, plus or minus exogenous changes. In addition, a quality of service index is tied to the formula as an additional, one-time offset. New England Telephone's inability to meet the performance levels in any given month would result in an increase in the offset by one-twenty fourth of one percent for purposes of the next annual price cap filing. The proposed plan will be reviewed by the RIPUC in hearings to be scheduled, with a decision expected in the second quarter of 1996.

As part of the proposed plan, New England Telephone has agreed to introduce a new Statewide Calling Plan option for residence customers which would: allow unlimited toll calling within the state for a flat price of $25 per month; reduce local usage prices by $1 million; and continue the Internet trial for schools and libraries begun under the previous price regulation trial, with additional funding. The annual revenue effect of these three efforts is estimated to be a reduction of approximately $4 million.

In June 1995, the RIPUC issued an initial order in the competition proceeding, expressing an overall policy favoring local competition, asserting jurisdiction over potential local competitors and requiring seamless interconnection of networks. In December 1995, the RIPUC issued a revised schedule for testimony, discovery, and hearings in the next phase of the proceeding, with a final order proposed to be issued by July 1996. Among the issues being addressed in this proceeding are interconnection of networks, unbundling, telephone number portability, intraLATA toll presubscription, and universal service funding.

VERMONT
In September 1995, New England Telephone filed a rate case seeking an annual increase in rates of $12.2 million. In February 1996, the Vermont Public Service Board ("VPSB") approved a stipulation filed by New England Telephone and the Vermont Department of Public Service, which will result in an annual increase in rates of $7.5 million, effective March 1996. As a result of the VPSB's approval of the stipulation, New England Telephone intends to withdraw its appeal of the VPSB's orders in the price regulation and earnings dockets.

In December 1995, a proposed decision was issued by the hearing officer in Phase I of the VPSB's proceeding on competition, which would direct New England Telephone to unbundle certain elements of its network, allow further unbundling upon a showing by the requesting party that unbundling is technically feasible and that demand exists, and set pricing rules for wholesale and retail services and interconnection. The VPSB is expected to rule on the proposed decision by April 1996. Phase II of the proceeding will address specific pricing and technical questions with respect to local service and intraLATA toll competition, including ILP and interconnection. A decision in Phase II is expected in late 1996.

FEDERAL REGULATORY
------------------

PRICE CAP PLAN
The Telephone Companies are subject to incentive regulation in the form of price caps. Price cap limits are subject to adjustment each year to reflect inflation, a productivity factor and certain other cost changes.

Revised tariffs under the price cap rules reduced interstate access rates by approximately $90 million in the 1993-1994 tariff period and $9.4 million in the 1994-1995 tariff period. In August 1995, the Telephone Companies implemented the annual update to the price cap rates, which will result in a net reduction in interstate access rates of approximately $75.0 million by June 1996. The annual update included tariff revisions to recover approximately $21 million of exogenous costs resulting from the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Collection of these revenues is subject to possible refund pending resolution of the FCC's Common Carrier Bureau investigation.

In 1995, the FCC announced interim changes in the price cap rules, under which each LEC will choose one of three productivity factor offsets to be used in setting its price cap index. LECs adopting the highest productivity factor will retain all interstate earnings. The two other options entail sharing of earnings and will allow a maximum interstate return on investment of either 14.25% or 12.75%.

The FCC also determined that the 3.3% productivity factor adopted in 1991 and used since then by most LECs, including the Telephone Companies, was understated. Accordingly, the FCC required each such LEC to make up front reductions to "reinitialize" its price cap index. The FCC also revised the criteria for including exogenous cost changes and, as a result, each LEC will be required to recalculate its price cap index on a prospective basis to exclude cost increases due to changes in the accounting treatment of other postemployment benefit expenses. Finally, the FCC gave the LECs additional pricing flexibility in certain service categories.

In 1995, the FCC issued a Notice of Proposed Rulemaking regarding the productivity factor used by LECs in the FCC price cap formula. The Proposed Rulemaking will consider changes in the determination of the productivity factor, the recognition of exogenous costs, the extent of carrier sharing, and the formula for calculating the price cap index for certain services. The FCC expects to issue an order in time for the final changes to be reflected in LECs' rates as of July 1996. The FCC has also issued a Notice of Proposed Rulemaking to determine how the price cap rules should be modified to accommodate increasing levels of competition. The FCC asked for comments on a proposal by the Telephone Companies that earnings sharing be reduced or eliminated as an LEC implements measures to promote competition for local exchange services. The FCC has indicated that it intends to establish a rulemaking proceeding in 1996 to consider reform of the rules concerning the structure of access charges. This rulemaking proceeding would consider changes that might be necessary as competition increases in the local telephone market.

OTHER FEDERAL REGULATORY
In January 1996, the FCC issued a Notice of Proposed Rulemaking addressing the charges made for interconnection between LECs and wireless carriers. Currently, such charges are established by contracts under the jurisdiction of the state regulatory commissions. The FCC requested comment on its tentative conclusion to require, pending the conclusion of its Proposed Rulemaking, reciprocal "bill-and-keep" compensation arrangements under which the originating carrier would no longer pay the terminating carrier for access. Adoption of the proposed procedure would have a negative effect on the revenues of the LECs, including the Telephone Companies. The Telephone Companies plan to participate actively in the proceeding.

During 1996, the FCC will conduct a number of rulemaking proceedings in order to implement the Telecommunications Legislation enacted in February 1996.

In February 1996, New England Telephone advised the FCC that it relinquished authorization to construct advanced video dialtone network facilities in portions of Massachusetts and Rhode Island.

In December 1995, MFS Communications ("MFS") filed a petition with the FCC for a declaratory ruling that LECs must provide central office collocation with respect to all interstate access services, upon bona fide request. In its petition, MFS cites the Telephone Companies for refusal to provide interconnection to certain services in central offices where MFS is collocated. The Telephone Companies filed comments in which they argued that the FCC's current rules do not require expanded interconnection to the services described in MFS' petition and that the relief sought by MFS would require the FCC to issue a new rule.

In October 1995, the U.S. Court of Appeals for the District of Columbia Circuit denied the Telephone Companies' petition for rehearing on its decision that the FCC had understated the amount of damages to be paid in connection with overearnings complaints for the periods 1987-1988 and 1989-1990. In February 1996, the Telephone Companies joined other parties in petitioning the U.S. Supreme Court for review of the Court of Appeals decision. It is probable that the Telephone Companies will be required to pay damages plus interest, which were accrued in 1995. For the period 1987-1988 the amounts for New England Telephone and New York Telephone are approximately $7.4 million and $5.4 million, respectively. For the period 1989-1990, New York Telephone will be required to pay approximately $9.7 million.

In March 1995, the FCC released Orders to Show Cause to each of the LECs, including the Telephone Companies, resulting from an audit of the costs that the LECs reported to the National Exchange Carrier Association ("NECA") for Common Line Pooling purposes for 1988 and the first quarter of 1989. The audit report cites each of the LECs for alleged violations of the FCC's accounting rules and reporting errors which, as to the Telephone Companies, were calculated to total $37.8 million in respect of all interstate costs for the period. Some of the alleged errors would have had the effect of understating the Telephone Companies' revenue requirement; the net effect was an alleged revenue requirement overstatement of $19.8 million. That estimate is considered preliminary, however, because the auditors did not have sufficient information for several items to reach final conclusions. The Order required the Telephone Companies to show cause why the FCC should not: (1) issue a Notice of Apparent Liability for Forfeiture for violations of the FCC's accounting rules; (2) require the Telephone Companies to adjust their price cap index; and (3) require the Telephone Companies to improve their internal processes to bring them into compliance. The Telephone Companies filed responses in May and September 1995, demonstrating that forfeitures should not be imposed, that ratepayers were not harmed by the alleged violations, and that internal processes have already been improved.

COMPETITION
-----------

NYNEX believes that, while it will face significantly increased risks in its traditional markets, there will be significant opportunities in its many new markets.

Federal and state regulators continue to adopt policies favoring competition and have initiated various proceedings to further those policies. Those policies will be advanced by the enactment of the Telecommunications Act of 1996, which immediately opens NYNEX's local telecommunications markets to full competition. An increasing number of national and global companies with substantial capital and marketing resources are expected to enter many of NYNEX's local markets. At the same time, the Act frees NYNEX to enter the long distance, video entertainment and information markets. NYNEX is granted immediate relief for long distance calling (both U.S. and international) originating outside of the NYNEX region, as well as for long distance services incidental to wireless, video and information services, and for video programming. In order to provide interLATA long distance service for calls originating within its region, NYNEX must: (a) satisfy a "checklist" of technical and regulatory requirements with respect to interconnection and unbundling of services; (b) provide interconnection to a facilities-based competitor for business and residential service, unless no such request is made; and (c) obtain an FCC public interest determination.

Most of the services that NYNEX provides in its local telecommunications markets have been facing increasing competition for the past several years. NYNEX has responded by obtaining increased pricing flexibility under incentive regulation, introducing new services, and improving service quality. Increases in 1995 Private Line/Special Access revenues, and the number of Centrex "win-backs" from PBX vendors indicate NYNEX's ability to respond effectively in its most competitive markets.

Competition for intraLATA toll revenues has intensified, beginning in 1994 with the increased marketing of "dial-around" programs by interexchange carriers. However, to date, the "retail" toll revenues NYNEX has lost to such programs are being offset in part by increased revenues from wholesale access charges. ILP began in New York in late 1995 and was completed in February 1996. Future wholesale pricing is the subject of pending regulatory proceedings.

In the highly competitive interstate access market, NYNEX received a waiver from the FCC in 1995, to de-average switched access rates in the metropolitan New York LATA and introduce a new fixed monthly charge paid directly by interexchange carriers. This has enabled NYNEX to charge prices that more accurately reflect the market conditions in its most competitive area.

NYNEX considers itself well positioned to enter the in-region long distance business quickly, as in New York and Massachusetts it already meets many of the requirements of this competitive "checklist". NYNEX provides for physical collocation of competitors' facilities and has signed interconnection agreements which include number portability and reciprocal compensation for terminating traffic with local exchange competitors. NYNEX has also unbundled many components of its network and offers them on a wholesale basis, and completed ILP in New York in February 1996.

RESEARCH AND DEVELOPMENT
------------------------

Research and development is primarily conducted at NYNEX Science & Technology, Inc.("Science & Technology"), which was formed in June 1991 to continue the activities previously performed within a department of NYNEX. Science & Technology provides NYNEX with technical direction and support that is essential in developing new services, improving current services and increasing operational efficiencies. It focuses on the development of advanced communications, information and network products and services using leading edge technology. Another NYNEX business unit, Telesector Resources, performs market research, product development and field trials associated with new services NYNEX plans to introduce. Bellcore conducts research and development in areas relating primarily to exchange telecommunications and exchange access services. Research and development costs charged to expense were approximately $279.1, $159.7, and $162.8 million in 1995, 1994 and 1993, respectively.

EMPLOYEE RELATIONS
------------------

NYNEX and its subsidiaries had approximately 65,800 employees at December 31, 1995. Approximately 47,600 employees are represented by unions, of which approximately 70% are represented by the Communications Workers of America ("CWA") and approximately 30% by the International Brotherhood of Electrical Workers ("IBEW"), both of which are affiliated with the AFL-CIO.

In 1994, agreements were ratified with the CWA and the IBEW to extend the collective bargaining agreements through August 8, 1998. The wage rates increased 4.0% in August 1994 and 1995 and will increase 3.5% and 3.0% in August 1996 and 1997, respectively. In 1997, there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of company-initiated "process change", an enhanced educational program, stock grants and other incentives to improve service quality.

ITEM 2.    PROPERTIES.

The properties of NYNEX and its subsidiaries do not lend themselves to simple description by character and location of principal units.

At December 31, 1995, the gross book value of property, plant and equipment was $35.7 billion, consisting principally of telephone plant and equipment (84%). Other classifications include: land, land improvements and buildings (9%); furniture and other equipment (4%); and plant under construction and other (3%).

Substantially all of the Telephone Companies' central office equipment is located in buildings owned by the Telephone Companies and is situated on land that they own. Many administrative offices of NYNEX and the Telephone Companies, as well as many garages and business offices of the Telephone Companies, are in rented quarters.

Substantially all of New York Telephone's assets are subject to lien under New York Telephone's Refunding Mortgage Bond indenture. At December 31, 1995, the principal amount of Refunding Mortgage Bonds outstanding was $1.10 billion.

As part of NYNEX's 1993 restructuring associated with re-engineering the way service is delivered to customers (see Business Restructuring above), NYNEX intends to consolidate work centers by the end of 1996 to build larger work teams in fewer locations. At December 31, 1995, the majority of the planned work centers were completed.

ITEM 3.    LEGAL PROCEEDINGS.

There were no proceedings reportable under Item 3.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

--------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 1, 1996)
----------------------------------------------------------

For each of the executive officers of NYNEX, set forth below is the name, age, position and date each person initially became an executive officer:

        Name           Age        Position                            Date
        ----           ---        --------                            ----

Ivan G. Seidenberg      49   Chairman of the Board and
                              Chief Executive Officer             March 1986
Frederic V. Salerno     52   Vice Chairman-Finance and
                              Business Development                March 1991
Alan Z. Senter          54   Executive Vice President and
                              Chief Financial Officer             September 1994
Morrison DeS. Webb      48   Executive Vice President,
                              General Counsel and Secretary       May 1994
Richard A. Jalkut       51   President and Group Executive-
                              NYNEX Telecommunications            January 1995
Richard Blackburn       53   President and Group Executive-
                              NYNEX Worldwide Communications
                              and Media Group                     January 1995
Donald B. Reed          51   President and Group Executive-
                              NYNEX External Affairs and
                              Corporate Communications            January 1995
Arnold J. Eckelman      52   Executive Vice President and
                              Group Executive-Quality Assurance
                              and Operations Support              February 1995
Robert T. Anderson      49   Vice President-Business
                              Development and President-NYNEX
                              Network Services                    February 1995
Jeffrey A. Bowden       49   Vice President-Strategy &
                              Corporate Assurance                 September 1994
Peter M. Ciccone        53   Vice President and Comptroller       June 1992
John M. Clarke          54   Vice President-Law                   May 1994
Saul Fisher             52   Vice President-Law                   March 1993
Patrick F. X. Mulhearn  44   Vice President-Public Relations      January 1994
Donald J. Sacco         54   Vice President-Human Resources       May 1990
Thomas J. Tauke         45   Vice President-Government
                              Affairs                             September 1991
Colson P. Turner        53   Vice President and Treasurer         July 1991


Prior to their election as executive officers of NYNEX, all of such officers except Mr. Senter, Mr. Bowden and Mr. Tauke had held, for at least the past five years, high level managerial positions with NYNEX or a subsidiary of NYNEX. Officers are not elected for a fixed term of office, but serve at the discretion of the Board of Directors.

Alan Z. Senter was elected Executive Vice President and Chief Financial Officer of NYNEX effective September 1, 1994. Prior to joining NYNEX, Mr. Senter was Chief Executive Officer of Senter Associates, a financial consulting services business from November 1993 to September 1994. From 1992 to 1993, Mr. Senter held the position of Executive Vice President and Chief Financial Officer and was a member of the Board of Directors. From 1990 to 1992, Mr. Senter held the position of Vice President-Finance at Xerox. Mr. Senter is a member of the Board of Directors of XL Insurance Company.

Jeffrey A. Bowden was elected Vice President-Strategy & Corporate Assurance of NYNEX, effective September 1, 1994. Prior to joining NYNEX, Mr. Bowden held the position of Vice President and Director at The Boston Consulting Group from 1988 to 1994, where he founded and directed the telecommunications practice.

Thomas J. Tauke was elected Vice President-Government Affairs of NYNEX, effective September 1, 1991. Prior to joining NYNEX, he was founder and senior partner of Tauke, Walgren and Associates, a public policy consulting firm specializing in telecommunications, health, environmental and energy issues. Mr. Tauke was also president and chief executive officer of Home Technology Systems, Inc., a small business specializing in personal emergency systems. From January 1979 to January 1991, Mr. Tauke represented Iowa's Second Congressional District in the United States House of Representatives. He is a member of the Board of Directors of the United States Telephone Association and Chairman of the Washington Center for Internships and Academic Seminars.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.

Information with respect to quarterly dividends and Common Stock prices appearing on page 50 of the Registrant's 1995 Annual Report to Stockholders; information with respect to Common Stock exchange listings appearing on the back cover of such Annual Report under the caption "Stock Exchange Listings"; and information with respect to the number of stockholders of record of Common Stock appearing on page 30 of such Annual Report are incorporated herein by reference.

During 1995, NYNEX issued approximately 7.1 million shares of Common Stock for the NYNEX Share Owner Dividend Reinvestment and Stock Purchase Plan ("DRISPP"), the NYNEX Corporation Savings Plan for Salaried Employees and the NYNEX Corporation Savings and Security Plan (Non-Salaried Employees) ("Savings Plans"), and other stock incentive programs. For the NYNEX 1992 Management Stock Option Plan and the NYNEX 1992 Non-Management Stock Option Plan, NYNEX has repurchased and placed in treasury stock approximately one million shares of Common Stock. NYNEX continues to buy stock as needed for the continuous exercise of the stock options. Upon exercise of the stock options, these repurchased shares will be released into the open market.

On March 21, 1996, the Board of Directors of NYNEX announced a quarterly cash dividend of $.59 per share of Common Stock, which was unchanged from the previous quarter. The dividend is payable on May 1, 1996, to stockholders of record at the close of business on April 10, 1996.

ITEM 6.    SELECTED FINANCIAL DATA.

Selected financial data for the five years ended December 31, 1995, appearing on page 25 of the Registrant's 1995 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 10 through 25 of the Registrant's 1995 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Registrant and its wholly-owned subsidiaries, appearing on pages 28 through 50 of the Registrant's 1995 Annual Report to Stockholders, are incorporated herein by reference and are listed in
Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During 1995 and 1994, NYNEX did not change its auditors.

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

Other information required under Items 10, 11, and 12 is included in the Registrant's Proxy Statement dated March 18, 1996, on pages 53 (commencing under the caption "Security Ownership of Certain Beneficial Holders and Management") through 57, and pages 63 (commencing under the caption "Committee on Benefits Report on Executive Compensation") through the top of page 72. Such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There existed no relationship and there were no transactions reportable under
Item 13.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

 (a)    Documents filed as part of this Annual Report on Form 10-K.
        -----------------------------------------------------------

        (1)    Consolidated Financial Statements. The following report and
               ----------------------------------
               consolidated financial statements, included in the Registrant's 1995 Annual Report to Stockholders, are incorporated herein by reference in response to Item 8:
                                                                   Page(s)
                                                              in Registrant's
                                                             1995 Annual Report
                                                              to Stockholders

        Report of Independent Accountants .............                26

        Consolidated Statements of Income for each
          of the Three Years in the Period Ended
          December 31, 1995 ...........................                28

        Consolidated Balance Sheets as of
          December 31, 1995 and 1994 ..................                29

        Consolidated Statements of Changes in
          Stockholders' Equity for each of the Three
          Years in the Period Ended December 31, 1995 .                30

        Consolidated Statements of Cash Flows for each
          of the Three Years in the Period Ended
          December 31, 1995 ...........................                31

        Notes to Consolidated Financial Statements ....                32

        Supplementary Information
          Quarterly Financial Data (Unaudited) ........                50

        (2)    Consolidated Financial Statement Schedule.  The following
               ------------------------------------------
               consolidated financial statement schedule of the Registrant is included herein in response to Item 14:
                                                               Page(s) in this
                                                              Annual Report on
                                                                  Form 10-K

        Report of Independent Accountants ............                 29

        II -   Valuation and Qualifying Accounts                       30

               Consolidated financial statement schedules other than that listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

        (3)    Exhibits. Exhibits on file with the Securities and Exchange
               ---------
               Commission (the "SEC"), as identified in parentheses below, are incorporated herein by reference as exhibits hereto.

Exhibit
Number

(3)a Restated Certificate of Incorporation of NYNEX Corporation ("NYNEX") dated May 6, 1987 (Exhibit No. (3)a to the Registrant's filing on Form SE dated March 24, 1988, File No. 1-8608).

(3)b By-Laws of NYNEX dated October 12, 1983, as amended October 17, 1991 (Exhibit No. (3)b to the Registrant's filing on Form 10-Q dated October 31, 1991, File No. 1-8608).

(4) No instrument which defines the rights of holders of long-term debt of NYNEX and its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, NYNEX hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(ii)1 Preferred Stock Purchase Agreement between NYNEX and Viacom Inc., dated October 4, 1993, and amendment thereto dated November 19, 1993. (Exhibit 10(ii)(2) to the Registrant's 1993 Annual Report on Form 10-K, File No. 1-8608).

(10)(ii)2 Joint Venture Formation Agreement dated as of June 29, 1994 between NYNEX and Bell Atlantic (Exhibit 10 to the Registrant's filing on Form 10-Q dated June 30, 1994, File No. 1-8608).

(10)(ii)3 Agreement of Limited Partnership of Tomcom, L.P., dated as of October 20, 1994, by and between WMC Partners, L.P. (a Delaware limited partnership wholly owned by AirTouch Communications and U S WEST, Inc.) and Cellco Partnership (a Delaware general partnership wholly owned by affiliates of NYNEX and Bell Atlantic Corporation).

(10)(ii)4 Agreement of Limited Partnership of PCS Primeco, L.P., dated as of October 20, 1994, by and between PCS Nucleus, L.P. (a Delaware limited partnership wholly owned by AirTouch Communications and U S WEST, Inc.) and PCSCO Partnership (a Delaware general partnership wholly owned by affiliates of NYNEX and Bell Atlantic Corporation).

(10)(iii)1        NYNEX Senior Management Short Term Incentive Plan (Exhibit No.
                  10-aa to Registration Statement No. 2-87850).

(10)(iii)2 NYNEX Senior Management Long Term Disability and Survivor Protection Plan (Exhibit No. 10-dd to Registration Statement No. 2-87850).

Exhibit
Number

(10)(iii)3 NYNEX Senior Management Transfer Program (Exhibit No. 10-ee to Registration Statement No. 2-87850).

(10)(iii)4 Description of NYNEX Financial Counseling Service for Senior Managers (Exhibit No. 10-ff to Registration Statement No. 2-87850).

(10)(iii)5 NYNEX Deferred Compensation Plan for Non-Employee Directors (Exhibit No. 10-gg to Registration Statement No. 2-87850).

(10)(iii)6        Description of NYNEX Insurance Plan for Directors (Exhibit No.
                  10-hh to Registration Statement No. 2-87850).

(10)(iii)7 Description of NYNEX Plan for Non-Employee Directors' Travel Accident Insurance (Exhibit No. 10-ii to Registration Statement No. 2-87850).

(10)(iii)8 NYNEX Senior Management Incentive Award Deferral Plan (Exhibit No. 10-kk to Registration Statement No. 2-87850).

                  (a) Description of certain amendments to the NYNEX Senior Management Incentive Award Deferral Plan.

(10)(iii)9        Description of NYNEX Mid-Career Hire Program (Exhibit No.
                  10-ll to Registration Statement No. 2-87850).

(10)(iii)10 NYNEX Mid-Career Pension Program (Exhibit No. 10-mm to Registration Statement No. 2-87850).

(10)(iii)11 NYNEX Estate Planning Legal Services Program (Exhibit No. 10-nn to Registration Statement No. 2-87850).

(10)(iii)12 NYNEX 1984 Stock Option Plan, as amended and restated (Post-Effective Amendment No. 1 to Registration No. 2-97813, dated September 21, 1987).

(10)(iii)13       NYNEX Senior Management Long Term Incentive Plan (Exhibit No.
                  (19)(ii)1 to the Registrant's 1984 Annual Report on Form 10-K, File No. 1-8608).

                  (a) Description of certain amendments to the NYNEX Senior Management Long Term Incentive Plan (Exhibit No. (19)(ii)4 to the Registrant's Filing on Form SE dated March 27, 1987, File No. 1-8608).

                  (b) Description of certain amendments to the NYNEX Senior Management Long Term Incentive Plan (Exhibit No. (19)(ii)1 to the Registrant's Filing on Form SE dated March 23, 1993, File No. 1-8608).

Exhibit
Number

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

                 (c) Description of certain amendments to the NYNEX Senior Management Non-Qualified Pension Plan (Exhibit No.(19)(ii)1 to the Registrant's 1987 Annual Report on Form 10-K, File No. 1-8608).

                 (d) Description of certain amendments to the NYNEX Senior Management Non-Qualified Pension Plan (Exhibit No. (19)(ii)l to the Registrant's 1991 Annual Report on Form 10-K, File No. 1-8608).

                 (e) Description of certain amendments to the NYNEX Senior Management Non-Qualified Pension Plan (Exhibit No. (19)(ii)2 to the Registrant's filing on Form SE, dated March 23, 1993, File No. 1-8608).

                 (f) Description of certain amendments to the NYNEX Senior Management Non-Qualified Pension Plan.

(10)(iii)15 Description of NYNEX Non-Employee Director Pension Plan (Exhibit No. (28)(i)1 to Amendment No. 1 to the Registrant's 1987 Annual Report on Form 10-K, File No. 1-8608).

(10)(iii)16 NYNEX Senior Management Non-Qualified Supplemental Savings Plan (Exhibit No. (10)(iii)(A)(18) to the Registrant's 1988 Annual Report on Form 10-K, File No. 1-8608).

                 (a) Description of certain amendments to the NYNEX Senior Management Non-Qualified Supplemental Savings Plan.

(10)(iii)17 NYNEX 1987 Restricted Stock Award Plan (Exhibit No. (28)(i)1 to the Registrant's Filing on Form SE dated March 23, 1988, File No. 1-8608).

(10)(iii)18 NYNEX 1990 Long Term Incentive Program (Exhibit No. 1 to the Registrant's Proxy Statement dated March 26, 1990, File No. 1-8608).

Exhibit
Number

(10)(iii)19 NYNEX 1990 Stock Option Plan (Exhibit No. 2 to the Registrant's Proxy Statement dated March 26, 1990, File No. 1-8608).

(10)(iii)20       NYNEX Stock Plan for Non-Employee Directors (Exhibit No. (10)
                  (iii)(A)22 to the Registrant's 1990 Annual Report on Form 10-K, File No. 1-8608).

(10)(iii)21 Description of the NYNEX Supplemental Life Insurance Plan (Exhibit No. (19)(i)2 to the Registrant's filing on Form SE, dated March 23, 1993, File No. 1-8608).

(10)(iii)22 NYNEX Executive Retention Agreement (Exhibit No. (10)(ii)(A)24 to the Registrant's 1993 Annual Report on Form 10-K, File No. 1-8608).

(10)(iii)23 NYNEX Executive Severance Pay Plan (Exhibit No. (10)(ii)(A)25 to the Registrant's 1993 Annual Report on Form 10-K, File No. 1-8608).

(10)(iii)24 NYNEX 1995 Long Term Incentive Program (Exhibit No. 1 to the Registrant's Proxy Statement dated March 21, 1994, File No. 1-8608).

(10)(iii)25 NYNEX 1995 Stock Option Plan (Exhibit No. 2 to the Registrant's Proxy Statement dated March 21, 1994, File No. 1-8608).

(10)(iii)26 NYNEX Executive Retention and Employment Agreement (Exhibit No. (10)(iii)28 to the Registrant's 1994 Annual Report on Form 10-K, File No. 1-8608).

(10)(iii)27 NYNEX 1990 Stock Option Plan as amended (Exhibit No. 2 to the Registrant's Proxy Statement dated March 20, 1995, File No. 1-8608).

(10)(iii)28 NYNEX 1995 Stock Option Plan as amended (Exhibit No. 1 to the Registrant's Proxy Statement dated March 20, 1995, File No. 1-8608).

(10)(iii)29 NYNEX 1995 Long Term Incentive Program as amended (Exhibit No. 3 to the Registrant's Proxy Statement dated March 20, 1995, File No. 1-8608).

(10)(iii)30 NYNEX Executive Officer Short Term Incentive Plan (Exhibit No. 4 to the Registrant's Proxy Statement dated March 20, 1995, File No. 1-8608).

(10)(iii)31       NYNEX Executive Employment Agreement.

(10)(iii)32 Description of NYNEX Senior Management Non-Qualified Defined Contribution Pension Plan.

Exhibit
Number

(10)(iii)33       Description of NYNEX Senior Management Account Balance
                  Deferral Plan.

(11)              Computation of Earnings Per Share.

(12)              Computation of Ratio of Earnings to Fixed Charges.

(13)              NYNEX 1995 Annual Report to Stockholders.

(21)              Subsidiaries of NYNEX.

(23)              Consent of Independent Accountants.

(24)              Powers of attorney.

(b)               Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NYNEX CORPORATION


                                             By     /s/ P.M. Ciccone
                                               ---------------------------------
                                                        P. M. Ciccone
                                               Vice President and Comptroller

                                                       March 21, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:

I. G. Seidenberg*
Chairman of the Board and
Chief Executive Officer

Principal Financial Officer:

A. Z. Senter*
Executive Vice President
and Chief Financial Officer

Principal Accounting Officer:

P. M. Ciccone
Vice President and Comptroller




A Majority of Directors:                    *By     /s/ P.M. Ciccone
    John Brademas*                             ---------------------------------
    Randolph W. Bromery*                     (P. M. Ciccone, as attorney-in-fact
    Richard L. Carrion*                       and on his own behalf as
    Lodewijk J. R. de Vink*                   Principal Accounting Officer)
    Stanley P. Goldstein*                     March 21, 1996
    Helene L. Kaplan*
    Elizabeth T. Kennan*
    Hugh B. Price*
    Frederic V. Salerno*
    Ivan G. Seidenberg*
    Walter V. Shipley*
    John R. Stafford*

                        REPORT OF INDEPENDENT ACCOUNTANTS



Our report on the consolidated financial statements of NYNEX Corporation and its subsidiaries has been incorporated by reference in this Annual Report on Form 10-K from page 26 of the 1995 Annual Report of NYNEX Corporation. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 22 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                                   Coopers & Lybrand L.L.P.


New York, New York
February 5, 1996


                                                        NYNEX CORPORATION
                                            CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                          (IN MILLIONS)
------------------------------------------------------------------------------------------------------------------------------------
    COLUMN A                               COLUMN B                       COLUMN C                        COLUMN D          COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                                                              --------------------------------
                                                                  (1)                   (2)
                                          Balance at          Charged to            Charged to                            Balance at
                                         Beginning of         Costs and                Other                                End of
    Description                             Period            Expenses                Accounts        Deductions            Period
------------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR UNCOLLECTIBLES

        Year 1995 . . . . . . .            $  226.7            $  175.8               $238.4 (a)         $419.3 (b)        $  221.6
        Year 1994 . . . . . . .            $  204.7            $  178.9               $200.0 (a)         $356.9 (b)        $  226.7
        Year 1993 . . . . . . .            $  190.3            $  144.0               $134.0 (a)         $263.6 (b)        $  204.7

RESTRUCTURING

        Year 1995 . . . . . . .            $  847.9            $    ---               $  ---             $411.4            $  436.5
        Year 1994 . . . . . . .            $1,522.5            $    ---               $  ---             $674.6            $  847.9
        Year 1993 . . . . . . .            $  274.0            $1,570.1               $ 31.0 (c)         $352.6            $1,522.5


VALUATION ALLOWANCE FOR DEFERRED
           TAX ASSETS

        Year 1995 . . . . . . .            $   42.2            $    7.3               $ (2.2)            $ 17.6            $   29.7
        Year 1994 . . . . . . .            $  113.9            $    ---               $  ---             $ 71.7            $   42.2
        Year 1993 . . . . . . .            $    ---            $  113.9               $  ---             $  ---            $  113.9


-------------------

(a) Includes amounts to establish a reserve for purchased accounts receivables.
(b) Amounts written-off as uncollectible. Amounts previously written-off are credited directly to this account when recovered.
(c)     Amounts charged to other income.