Form 10-Q
period 1996-03-31
NYNEX CORP
filed 1996-05-10
CIK 732714

Form 10-Q



                          SECURITIES AND EXCHANGE COMMISSION

(Mark one)

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 1996


                                          OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to _______


                            Commission File Number 1-8608



                                  NYNEX CORPORATION


                 Incorporated under the laws of the State of Delaware

                   I.R.S. Employer Identification Number 13-3180909

                1095 Avenue of the Americas, New York, New York 10036

                           Telephone Number (212) 395-2121





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes [X]        No [ ]

At April 30, 1996, 436,779,492 common shares were outstanding.

Form 10-Q Part I         Part I - FINANCIAL INFORMATION
                         ------------------------------
                                NYNEX CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (In millions, except per share amounts) (Unaudited)

For the Three Months Ended March 31,                   1996            1995
- ---------------------------------------------------------------------------
OPERATING REVENUES
  Local services                                     $1,669.0        $1,661.2
  Long distance                                         274.5           257.6
  Network access                                        863.7           883.0
  Other                                                 446.8           552.4
                                                     --------        --------
    Total operating revenues                          3,254.0         3,354.2
                                                     --------        --------

OPERATING EXPENSES
  Maintenance and support                               807.9           746.9
  Depreciation and amortization                         640.3           662.4
  Marketing and customer services                       343.4           328.0
  Taxes other than income                               214.1           259.5
  Selling, general and administrative                   649.8           571.9
  Other                                                 161.0           212.5
                                                     --------        --------
    Total operating expenses                          2,816.5         2,781.2
                                                     --------        --------

Operating income                                        437.5           573.0

Other income (expense) - net                             21.5           (25.4)
Interest expense                                        165.1           191.6
Income (loss) from long-term investments                 36.4             8.4
                                                     --------         -------

Earnings before income taxes and cumulative
  effect of change in accounting principle              330.3           364.4

Income taxes
  Federal                                                94.7            91.6
  State, local and other                                 21.8            22.6
                                                     --------        --------
    Total income taxes                                  116.5           114.2
                                                     --------        --------

Earnings before cumulative effect
   of change in accounting principle                    213.8           250.2

Cumulative effect of change in
 accounting for directory publishing
 income, net of taxes (Note(b))                         131.0             -
                                                     --------        ------

NET INCOME                                           $  344.8        $  250.2
                                                     --------        --------

Earnings per share before cumulative
 effect of change in accounting
 principle                                           $    .49        $    .59
                                                     --------        --------

Cumulative effect, per share,
 of change in accounting
 principle                                           $    .30        $     -
                                                     --------        --------

Earnings per share                                   $    .79        $    .59
                                                     --------        --------

Weighted average number of
 shares outstanding                                     434.5           424.7
                                                     --------        --------

Dividends declared per share                         $    .59        $    .59
                                                     --------        --------

Retained earnings
  Beginning of period                               $    --          $2,208.2
    Net income                                          344.8           250.2
    Dividends declared                                 (255.7)         (251.0)
    Other                                               (17.3)           24.2
                                                     --------        --------
  End of period                                      $   71.8        $2,231.6
                                                     ========        ========

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                                NYNEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In millions) (Unaudited)

                                                    March 31,    December 31,
                                                      1996         1995
ASSETS
Current assets:
  Cash and temporary cash investments            $     101.4  $      93.2
  Receivables (net of allowance of $243.6
    and $221.6, respectively)                        2,868.5      2,636.2
  Inventories                                          141.6        141.3
  Prepaid expenses                                     316.7        360.2
  Deferred charges and other current assets            335.3        450.2
                                                 ---------    ---------
    Total current assets                             3,763.5      3,681.1
                                                 ---------    ---------
Property, plant and equipment - at cost             36,161.5     35,734.6
  Less: accumulated depreciation                   (19,222.6)   (18,679.3)
                                                 ---------    ---------
                                                    16,938.9     17,055.3
                                                 ---------    ---------

Long-term investments                                3,353.0      3,286.2
Deferred charges and other assets                    1,979.8      1,873.3
                                                 ---------    ---------
         Total Assets                            $  26,035.2  $  25,895.9
                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   2,660.7  $   2,902.2
  Short-term debt                                      447.2        506.6
  Other current liabilities                            448.3        577.4
                                                 ---------    ---------
    Total current liabilities                        3,556.2      3,986.2
                                                 ---------    ---------
Long-term debt                                       9,094.8      9,336.9
Deferred income taxes                                1,349.1      1,332.4
Unamortized investment tax credits                     191.1        198.8
Other long-term liabilities and
 deferred credits                                    3,960.0      3,885.0

Minority interest, including
 a portion subject to redemption
 requirements (Note (d))                             1,573.2      1,077.4

Commitments and contingencies
 (Notes (c), (f) and (g))
  Stockholders' equity:
  Preferred stock - $1 par value                         -              -
         shares authorized: 70,000,000
         shares issued: None
  Preferred stock - Series A Junior
    Participating                                        -              -
    - $1 par value
         shares authorized: 5,000,000
         shares issued: None
  Common stock - $1 par value                          450.5        447.2
         shares authorized: 750,000,000
         shares issued:
          at March 31, 1996 - 450,526,815
          at December 31, 1995 - 447,174,181
  Additional paid-in capital *                       6,717.9      6,566.9
  Retained earnings                                     71.8          -
  Treasury stock (14,760,318 and
   14,756,356 shares,
   respectively, at cost)                             (591.3)      (591.1)
  Deferred compensation - LESOP Trust                 (338.1)      (343.8)
                                                   ---------    ---------
   Total stockholders' equity                        6,310.8      6,079.2
                                                   ---------    ---------
    Total Liabilities and Stockholders' Equity     $26,035.2    $25,895.9
                                                   =========    =========


* The second and third quarter 1995 dividends were declared out of Additional paid-in capital.

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                                NYNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions) (Unaudited)


For the Three Months Ended March 31,                 1996            1995
- -------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  344.8        $  250.2
                                                   --------        --------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     640.3           662.4
    Amortization of unearned lease income-net         (22.6)          (20.3)
    Deferred income taxes - net                       (36.2)          (41.5)
    Deferred tax credits - net                        (12.8)          (10.5)
    Changes in operating assets and liabilities:
      Receivables                                    (232.4)            6.2
      Inventories                                      (0.2)          (15.0)
      Prepaid expenses                                 43.4           (99.8)
      Deferred charges and other current assets       115.0           107.0
      Accounts payable                               (233.8)         (215.8)
      Other current liabilities                      (129.1)         (132.7)
  Other-net                                           178.7           154.4
                                                   --------        --------
      Total adjustments                               310.3           394.4
                                                   --------        --------
Net cash provided by operating activities             655.1           644.6
                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                 (633.1)         (686.1)
Investment in leased assets                           (23.3)          (16.5)
Cash received from leasing activities                  27.8            37.3
Other investing activities-net                        (70.3)          (65.1)
                                                   --------        --------
Net cash used in investing activities                (698.9)         (730.4)
                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of commercial paper and short-term debt    5,801.2         3,238.4
Repayment of commercial paper and short-term debt  (6,042.9)       (2,986.3)
Repayment of long-term debt and capital leases        (64.7)          (43.5)
Issuance of common stock                              111.9            28.8
Dividends paid                                       (238.6)         (223.3)
Minority interest                                     485.1            48.3
                                                   --------        --------
Net cash provided by financing activities              52.0            62.4
                                                   --------        --------

Net increase (decrease) in Cash and temporary
  cash investments                                      8.2           (23.4)
Cash and temporary cash investments at
  beginning of period                                  93.2           137.5
                                                   --------        --------
Cash and temporary cash investments at
  end of period                                    $  101.4        $  114.1
                                                   ========        ========


          See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements have been prepared by NYNEX Corporation ("NYNEX") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1995 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in NYNEX's 1995 Annual Report on Form 10-K.

(b) CHANGE IN ACCOUNTING PRINCIPLE - Effective January 1, 1996, NYNEX Information Resources Company ("Information Resources"), a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX believes the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. The initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $131.0 million, or $.30 per share, in the first quarter of 1996. The impact of applying the point of publication method during the first quarter of 1996 resulted in a $3.6 million, or $.01 per share, decrease to net income.

Pro forma results, assuming the point of publication method had been applied during the first quarter of 1995, are as follows:

                                          Three Months Ended
                                            March 31, 1995
                                      Pro forma         As Reported

Net Income (In millions)               $247.7               $250.2
Earnings Per Share                     $  .58               $  .59

Form 10-Q Part I
                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(c) FINANCIAL COMMITMENTS AND GUARANTEES - As of March 31, 1996, New York Telephone Company ("New York Telephone"), a wholly-owned subsidiary of NYNEX, had deferred $168 million of revenues ($141 million under a New York State Public Service Commission ("NYSPSC") approved regulatory plan associated with commitments for fair competition, universal service, service quality and infrastructure improvements, and $27 million for a service improvement plan obligation). These deferred revenues will be recognized as commitments are met or obligations are satisfied under the plans. If New York Telephone is unable to meet certain of these commitments, the NYSPSC has the authority to require New York Telephone to refund these revenues to the customers. During the first quarter of 1996, $20 million was recognized in connection with intraLATA presubscription ("ILP") commitments that were met in 1996.

(d) MINORITY INTEREST - Consistent with the terms and conditions of the December 1995 transaction, during March 1996, NYNEX monetized its investment in Viacom Inc. ("Viacom") Series B Cumulative Preferred Stock by an additional $500 million. As a result, NYNEX has monetized a total of $600 million which represents approximately 50% of NYNEX's investment in Viacom. The additional $500 million of proceeds from this transaction were used to further reduce outstanding commercial paper. The additional proceeds received by Kipling Associates L.L.C. (a 50% owned and controlled NYNEX subsidiary) from Mandalay Investors L.L.C. (a third-party owned and controlled entity) are reflected in "Minority Interest, including a portion subject to redemption requirements."

(e) SUPPLEMENTAL CASH FLOW INFORMATION - The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                  For the Three Months Ended
                                                          March 31,
(In millions)                                        1996             1995
                                                     ----             ----

Income tax payments - net                         $   23.0            $ 25.7
Interest payments                                 $  174.3            $162.0

Non-cash transactions:
Common Stock issued for Dividend
    Reinvestment and Stock Purchase
    Plan and stock compensation
    plans                                         $   31.2            $ 30.6
Commercial paper borrowings classified
    as Long-term debt                             $1,697.8               -

(f) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters may possibly require New York Telephone and New England Telephone and Telegraph Company ("New England Telephone") (collectively, the "telephone subsidiaries") to refund a portion of the revenues collected in the current and prior periods. As of March 31, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $274.6 million, plus related interest, of which approximately $200.0 million is attributable to affiliate transaction issues in New York Telephone's

Form 10-Q Part I

                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1990 intrastate rate case. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

(g) LITIGATION AND OTHER CONTINGENCIES - Various legal actions and regulatory proceedings are pending that may affect NYNEX. While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on NYNEX's financial position but could have a material effect on operating results.

(h) SUBSEQUENT EVENT - On April 22, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996 that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both NYNEX and Bell Atlantic. The transaction is expected to close within twelve months.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER OF 1996 AS COMPARED TO FIRST QUARTER 1995

Net income

Net income for the first quarter of 1996 was $344.8 million, or $.79 per share. Net income for the first quarter of 1995 was $250.2 million, or $.59 per share.

Net income for the first quarter of 1996 includes a gain of $131.0 million, or $.30 per share, for the cumulative effect of a change in accounting for directory publishing income (see Note (b)) and a gain of $45.8 million, or $.11 per share, from the sale of NYNEX's interest in Vanstar Corporation ("Vanstar"). Net income for the first quarter of 1996 also includes charges of $193.5 million, or $.45 per share, for certain special charges related to various self-insurance programs, legal, regulatory and other obligations and contingencies, and for pension enhancements. Net income for the first quarter of 1995 included a charge of $53.8 million, or $.13 per share, for pension enhancements.

Excluding the above items, net income for the first quarter of 1996 would have been $361.5 million, or $.83 per share, an improvement of $57.5 million, or 18.9% over adjusted net income for the first quarter of 1995.

Operating revenues

Operating revenues for the first quarter of 1996 were $3.3 billion, a decrease of $100.2 million, or 3.0%, from the first quarter of 1995.

Included in operating revenues for the first quarter of 1996 were special charges of $55.0 million related to customer claims and a $14.0 million refund ordered by the NYSPSC pertaining to intrastate gross receipts tax collected by New York Telephone on behalf of interexchange carriers. Included in operating revenues for the first quarter of 1995 were revenues of NYNEX Mobile Communications Company ("NYNEX Mobile"), which was deconsolidated as a result of the Bell Atlantic NYNEX Mobile ("BANM") cellular partnership formed on July 1, 1995, amounting to $189.3 million. Also included in operating revenues for the first quarter of 1995 were $16.8 million ($3.5 million intrastate and $13.3 million interstate) of revenues from interexchange carriers associated with gross receipts tax collected on behalf of the taxing authority. (New York Telephone is no longer required to collect gross receipts tax from interexchange carriers and to remit to the taxing authority.)

Excluding the items discussed above, operating revenues would have improved $174.9 million, or 5.6%, over adjusted operating revenues for the first quarter of 1995. Revenues from New York Telephone, New England Telephone and Telesector Resources Group, Inc. (collectively, the "telecommunications

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

group") would have improved by 5.1% to $3.0 billion. Revenues from NYNEX's other subsidiaries (the "nontelephone subsidiaries") would have improved 9.7% to $308.9 million.

The adjusted operating revenue improvement of $174.9 million, or 5.6%, includes the following categories:

Local service revenues improved $25.3 million, or 1.5%. The $25.3 million improvement results primarily from the net of (i) a $52 million increase primarily resulting from increased demand, driven by growth in access lines and sales of calling features and (ii) $26 million in price and required rate reductions in New York and Massachusetts.

Long distance revenues improved $16.9 million, or 6.6%. The $16.9 million improvement results primarily from the net of (i) increased demand for message toll service and (ii) price and required rate reductions in Maine, New York and Massachusetts, and decreased demand for private line and wide area telecommunications services as a result of customer shifts to lower priced services offered by the telephone subsidiaries and increased competition. Certain decreases in long distance revenues, resulting from competition, are being partially offset by increases in network access revenues.

Network access revenues improved $49.0 million, or 5.6%. The $49.0 million improvement results primarily from the net of (i) a $63 million increase in interstate demand and an $18 million increase in intrastate demand, and (ii) a $27 million reduction in interstate and intrastate rates.

Other revenues improved $83.7 million, or 23.1%. The $83.7 million improvement results primarily from the net of (i) a $38 million increase due to the cessation of "setting aside" revenues at New York Telephone as a result of an NYSPSC order approving a performance-based regulatory plan (the "Plan") effective second quarter of 1995, $20 million of revenue recognized in connection with ILP commitments that were met in 1996 and a $23 million improvement in NYNEX CableComms revenues due to significant increases in cable television customers and in residence and business telecommunications lines and
(ii) a $17 million decrease due to an accrual for anticipated service obligations under a service improvement plan (see State Regulatory).

Operating expenses

Operating expenses for the first quarter of 1996 were $2.8 billion, an increase of $35.3 million, or 1.3%, over the first quarter of 1995.

Included in operating expenses for the first quarter of 1996 were pension enhancement charges of $107.8 million, a $14.0 million intrastate gross receipts tax refund (see Operating revenues above) and special charges of $110.0 million related to various self-insurance programs and legal and regulatory contingencies. Included in operating expenses for the first quarter of 1995 were pension enhancement charges of $83.8 million, $16.8

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

million of gross receipts tax collected and remitted to the taxing authority (see Operating revenues above) and NYNEX Mobile expenses amounting to $174.6 million.

Excluding the items discussed above, operating expenses would have increased $106.7 million, or 4.3%, over adjusted operating expenses for the first quarter of 1995. Telecommunications group operating expenses would have increased $58.1 million, or 2.5% and the nontelephone subsidiaries' operating expenses would have increased $48.6 million, or 22.0%.

At the telecommunications group, the $58.1 million adjusted increase results primarily from a $33 million increase in employee related costs resulting from higher salaries and wages partially offset by work force reductions and lower benefit costs and a $7 million increase in advertising and marketing costs. At the nontelephone subsidiaries, the $48.6 million adjusted increase results primarily from an increase in NYNEX CableComms expenses due to significant increases in cable television customers and in residence and business telecommunications lines.

The components of the pension enhancement charges for first quarter of 1996 and 1995 are as follows:
                                          For the Three Months Ended
                                                     March 31,
(In millions)                          1996*                 1995*
                               ------------------      -----------------
                               Pretax   After-Tax      Pretax  After-Tax
Pension enhancement charges     $ 87.4      $54.1       $71.6     $45.9
Postretirement medical costs      20.4       12.4        12.2       7.9
                                ------      -----       -----     -----
                                $107.8      $66.5       $83.8     $53.8
                                ======      =====       =====     =====

* 1996 - 380 management and 580 nonmanagement employees
  1995 - 500 management and 400 nonmanagement employees

Operating income

Operating income for the first quarter of 1996 was $437.5 million, a decrease of $135.5 million, or 23.6%, from the first quarter of 1995.

Operating income, after adjusting for the items discussed above in Operating revenues and Operating expenses, would have been $710.3 million, an improvement of $68.2 million, or 10.6%, over adjusted operating income for the first quarter of 1995. Operating margin for the first quarter of 1996 would have improved 1.0 percentage point to 21.4% from 20.4% adjusted. This improvement resulted from improved productivity as adjusted expense growth of 4.3% was outpaced by adjusted revenue growth of 5.6%.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Other income (expense) - net

Other income (expense) - net for first quarter of 1996 improved $46.9 million over the first quarter of 1995. The $46.9 million improvement results primarily from a $66 million gain on the sale of NYNEX's interest in Vanstar and a $10 million unrealized "mark to market" adjustment partially offset by $31 million of costs associated with the formation of the BANM cellular partnership and a $9 million reclassification of capitalized interest to Interest expense associated with the discontinuance of regulatory accounting principles (Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation").

Interest expense

Interest expense for the first quarter of 1996 decreased $26.5 million, or 13.8%, from the first quarter of 1995, primarily due to the aforementioned reclassification of capitalized interest from Other income (expense) - net and a decrease resulting from interest charges on the revenues "set aside" as required by the NYSPSC in 1995. In addition, total debt decreased from $10.1 billion at the end of the first quarter of 1995 to $9.5 billion at the end of the first quarter 1996; however, average interest rates remained essentially flat at 6.9%.

Income (loss) from long-term investments

Income (loss) from long-term investments for the first quarter of 1996 improved $28.0 million over first quarter of 1995. The $28.0 million improvement results primarily from the net of (i) equity income from the BANM cellular partnership and (ii) losses from investments in the Tele-TV Partnerships and PrimeCo Personal Communications, L.P. ("PrimeCo").

Income taxes

Income taxes for the first quarter of 1996 increased $2.3 million, or 2.0%, over the first quarter of 1995 primarily attributable to a four percentage point increase in the effective tax rate for the first quarter of 1996 over the first quarter of 1995 primarily resulting from $19 million of research tax credits recorded in the first quarter of 1995.

Cumulative effect of change in accounting principle

Effective January 1, 1996, Information Resources, a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX believes the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

business. The initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $131.0 million, or $.30 per share, in the first quarter of 1996. The impact of applying the point of publication method during the first quarter of 1996 resulted in a $3.6 million, or $.01 per share, decrease to net income.

The pro forma amounts, assuming the point of publication method had been applied during the first quarter of 1995, are as follows:

                                        Three Months Ended
                                          March 31, 1995
                                    Pro forma        As Reported

Net Income (In millions)              $247.7            $250.2
Earnings Per Share                    $  .58            $  .59

While the application of the point of publication method is not expected to have a material impact on total 1996 and pro forma 1995 results, the impact of the change is likely to materially effect the quarterly results due to the nature of the change.

SUBSEQUENT EVENT

On April 22, 1996, NYNEX and Bell Atlantic announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996 that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive
1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both NYNEX and Bell Atlantic. The transaction is expected to close within twelve months.

It is expected that the new combined company will recognize recurring expense savings of approximately $600 million annually by the third year following the closing as a result of consolidating operating systems and other administrative functions and reducing work force levels. Of these savings, $300 million is expected to be achieved in the first year following the completion of the merger with an additional $150 million in each of the two succeeding years. Transition and integration charges of approximately $500 million are anticipated in the first year following the completion of the merger. An additional $200 to $400 million in charges are anticipated over the two succeeding years. Annual capital expenditures for the new combined company should reflect approximately $250 to $300 million of incremental purchasing efficiencies.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Information contained above with respect to the expected financial impact of the proposed merger is forward-looking. These statements represent NYNEX's and Bell Atlantic's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include: materially adverse changes in economic conditions in the markets served by NYNEX and Bell Atlantic; substantial delay in the expected closing of the merger; and a significant change in the timing of when NYNEX and Bell Atlantic expect to be permitted to offer long distance services within their regions.

CURRENT STATUS OF BUSINESS RESTRUCTURING

Reserve Utilization in 1996

The restructuring reserve balance at March 31, 1996, which does not include the liability for postretirement medical benefits associated with employees' leaving NYNEX under the business restructuring, was approximately $283.4 million. Summarized below are the components of $96 million of reserves utilized during the first quarter of 1996:

  (In millions)
  Severance                                                           $ 26
  Process Re-engineering:
     Systems redesign:
         Customer contact                       $13
         Customer provisioning                    -
         Customer operations                     14
         Customer support                         2
                                                ---
         Total systems redesign                           $ 29
     Work center consolidation                               1
     Branding                                                -
     Relocation                                              -
     Training                                                2
     Re-engineering implementation                           -
                                                           ---
     Total process re-engineering                                       32
  Sale/discontinuance of information
   products and services businesses                                      5
  Nontelephone subsidiaries' restructuring                              33
                                                                      ----
  Total                                                               $ 96
                                                                      ====

Cost Savings

Since the inception of process re-engineering and the special pension enhancement program in 1994, approximately 13,000 employees have accepted the retirement incentives. On an annualized basis, this will equate to an average reduction in wages and benefits of approximately $700 million. A portion of these cost savings will be offset by the effects of wage and price inflation, growth in volume of business and higher costs attributable to service improvements.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Operating activities: Net cash provided by operating activities was $655.1 and $644.6 million for the first quarter of 1996 and 1995, respectively, an increase of $10.5 million. There was a $94.6 million improvement in net income and a $22.1 million decrease in depreciation and amortization primarily due to the deconsolidation of NYNEX Mobile. Changes in operating assets and liabilities used $437.1 million of cash flows in the first quarter of 1996, primarily as a result of increased accounts receivable and decreased trade payables. Costs associated with re-engineering activities reserved for in 1993 resulted in cash outlays of $20 million and $34 million in the first quarter of 1996 and 1995, respectively. Pension enhancement charges in the first quarter of 1996 and 1995 did not materially affect operating cash flows because the cash outflows will be incurred primarily by the NYNEX Pension Plans in future years.

Investing activities: Net cash used in investing activities was $698.9 million and $730.4 million for the first quarter of 1996 and 1995, respectively, a decrease of $31.5 million.

Capital expenditures were $633.1 million in the first quarter of 1996, a decrease of $53.0 million, from the first quarter of 1995, primarily due to the deconsolidation of NYNEX Mobile and decreased purchases of computer equipment at Telesector Resources Group, Inc. The largest component of capital expenditures continues to be for the telecommunications group. These capital expenditures are funded through cash generated from operations. Buildout of the cable television/telecommunications network in the United Kingdom continued.

Other investing activities: In the first quarter of 1996, net cash flows from other investing activities were $5.2 million higher than the first quarter of 1995. During the first quarter of 1996, cash inflow resulted from the sale of NYNEX's interest in Vanstar which was offset by additional investments in PrimeCo, the Tele-TV Partnerships, FLAG Limited, P.T. Excelcomindo Pratama, and an initial investment in Infoseek.

Financing activities: Net cash provided by financing activities was $52.0 million and $62.4 million for the first quarter of 1996 and 1995, respectively, a decrease of $10.4 million. Total debt decreased $301.5 million from December 31, 1995. As a result, the debt ratio decreased to 60.1% as of March 31, 1996, compared with 61.8% as of December 31, 1995. The proceeds from the monetization of a portion of NYNEX's investment in Viacom Preferred Stock (see Note (d)) were used to reduce commercial paper. On April 1, 1996, $55 million of New York Telephone's 3.375%, Series I Refunding Mortgage Bonds matured. Proceeds necessary to repay these borrowings were raised through the issuance of commercial paper.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Issuance of common stock: During the first quarter of 1996 NYNEX continued to issue common stock for employee savings plans, the Dividend Reinvestment and Stock Purchase Plan ("DRISPP"), stock compensation plans and employee stock option plans resulting in an increase in equity of approximately $143 million. The noncash issuance of stock, primarily for dividends in connection with DRISPP, was $31 million. The dividends for common stock remained unchanged at $.59 per share in the first quarter of 1996.

Minority interest: Financing cash flows in the first quarter of 1996 included net funds of $485.1 million primarily provided by the Viacom monetization proceeds (see below).

Liquidity

Viacom: Consistent with the terms and conditions of the December 1995 transaction, during March 1996, NYNEX monetized its investment in Viacom Series B Cumulative Preferred Stock by an additional $500 million. As a result, NYNEX has monetized a total of $600 million which represents approximately 50% of NYNEX's investment in Viacom. The additional $500 million of proceeds from this transaction were used to further reduce outstanding commercial paper. The additional proceeds received by Kipling Associates L.L.C. (a 50% owned and controlled NYNEX subsidiary) from Mandalay Investors L.L.C. (a third-party owned and controlled entity) are reflected in "Minority Interest, including a portion subject to redemption requirements."

At March 31, 1996, NYNEX had $950 million of unissued, unsecured debt and equity securities registered with the SEC. The proceeds from the sale of securities would be used to provide funds to NYNEX for general corporate purposes. At March 31, 1996, NYNEX Capital Funding Company ("CFC") had $637 million of unissued medium-term debt securities registered with the SEC. When issued, these securities will be guaranteed by NYNEX. The proceeds from the sale of these securities may be used to provide financing for NYNEX and the nontelephone subsidiaries. At March 31, 1996, New England Telephone and New York Telephone had $500 and $250 million, respectively, of unissued, unsecured debt securities registered with the SEC.

Following the announcement of the definitive merger agreement between NYNEX and Bell Atlantic, the credit rating agencies reaffirmed the current ratings of NYNEX (including NYNEX Credit Company and CFC), New York Telephone and New England Telephone and, in certain cases, negative outlooks were changed to credit watch positive. Management believes that the bond ratings are indicative of strong credit support for timely principal and interest payments in the foreseeable future.

$1.7 billion of outstanding commercial paper borrowings was classified as Long-term debt at March 31, 1996 under the unsecured revolving credit facility entered into on November 10, 1995 with Chemical Bank as the administrative agent. With this facility, NYNEX has the ability (and intent) to refinance the commercial paper borrowings on a long-term basis.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

REGULATORY ENVIRONMENT

State Regulatory

New York
Competition II Proceeding: In response to an NYSPSC request for comments, in April 1996, Sprint Corporation ("Sprint") filed comments objecting to New York Telephone's implementation of ILP and seeking the imposition of sanctions or penalties on New York Telephone. New York Telephone has submitted a response opposing Sprint's contentions.

In December 1995, MCI Telecommunications Corporation ("MCI") commenced a proceeding in the New York Supreme Court challenging the NYSPSC's reciprocal compensation scheme for interconnection between carriers. MCI, the NYSPSC and New York Telephone have entered into a stipulation that removes the case from the court's active calendar. The NYSPSC has agreed to address the effect, if any, of the Telecommunications Act of 1996 ("1996 Act") upon the challenged rate structure.

In the NYSPSC's proceeding examining the terms and conditions for resale of New York Telephone services, to be effective in October 1996, the NYSPSC is also considering issues with respect to the unbundling of network elements, as prescribed by the 1996 Act.

New York Telephone has filed with the NYSPSC a proposal to accelerate the implementation of ILP in analog central offices, for completion by October 1996.

Incentive Plan: The Plan approved by the NYSPSC in 1995 establishes service quality targets with stringent rebate provisions if New York Telephone is unable to meet some or all of the targets. Based on service performance results through March 31, 1996, it is probable that New York Telephone will be required to issue rebates to customers (see Other revenues). A reasonable estimate of the amount or range of any annual rebate cannot be made, pending NYSPSC action regarding the waiver of certain service results for the period in question and pending service performance results for the balance of Plan Year 1, which ends August 31, 1996.

New Hampshire
In April 1996, the New Hampshire Public Utilities Commission ("NHPUC") initiated proceedings for the purpose of implementing ILP by October 1996. New England Telephone and other local exchange carriers ("LECs") are required to file implementation plans with the NHPUC by the end of May.
Hearings are scheduled to begin in June.

In April 1996, the NHPUC solicited comments on proposed draft rules to govern the authorization of local exchange competition. The NHPUC announced that draft rules will be filed with the state legislature in June. By statute, the rulemaking process must be completed by year-end.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Federal Regulatory

Telecommunications Act of 1996: During 1996, the Federal Communications Commission ("FCC") will conduct a number of rulemaking proceedings in order to implement the 1996 Act. In March 1996, the FCC issued Notices of Proposed Rulemaking to implement the Universal Service provisions and the Open Video System provisions of the 1996 Act. In April 1996, the FCC issued a Notice of Proposed Rulemaking to implement the interconnection obligations imposed on LECs by the 1996 Act. While the outcome of these rulemakings cannot be predicted, they are likely to have a significant impact on the telephone subsidiaries' rate structures, rate levels, and revenues. However, NYNEX believes that, while it will face significantly increased risks in its traditional markets, there will be significant opportunities in its many new markets.

In April 1996, NYNEX entered into a two-year long distance resale agreement with Sprint Communications Company, L.P. NYNEX has filed a Section 214 application with the FCC to provide out-of-region international long distance service and expects to begin providing that service this summer. NYNEX also expects to begin offering long distance service this summer in six states, pending regulatory approvals: Arizona, California, Florida, Georgia, Illinois, and Texas.

The 1996 Act requires Regional Bell Operating Companies to meet a checklist of items that open their local networks and markets to competition before being permitted to offer in-region long distance service. NYNEX expects to be operationally ready to begin offering long distance service in New York by October 1996, in Massachusetts by June 1997, and in the rest of the states within its region by December 1997.

Price Cap Plan: The FCC expects to issue an order in the latter part of 1996 in its Proposed Rulemaking regarding the productivity factor used by LECs in the FCC price cap formula. The Proposed Rulemaking will consider changes in the determination of the productivity factor, the recognition of exogenous costs, the extent of carrier sharing, and the formula for calculating the price cap index for certain services.

In March 1996, the U.S. Court of Appeals for the District of Columbia Circuit denied petitions filed by New York Telephone and New England Telephone and several other LECs for review of the FCC decision that had required each LEC to
(a) "reinitialize" its price cap index to reflect a higher productivity factor, and (b) recalculate its price cap index on a prospective basis to exclude cost increases due to changes in the accounting treatment of other postemployment benefit expenses.

Other Federal Regulatory: In January 1996, the FCC issued a Notice of Proposed Rulemaking addressing the charges made for interconnection between LECs and wireless carriers. Currently, such charges are established by contracts under the jurisdiction of the state regulatory commissions, some of which are also reflected in state tariffs. The FCC requested comment on its tentative

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

conclusion to require, pending the conclusion of its Proposed Rulemaking, reciprocal "bill-and-keep" compensation arrangements under which the originating carrier would no longer pay the terminating carrier for access. Adoption of the proposed procedure would have a negative effect on the revenues of the LECs, including the telephone subsidiaries. The telephone subsidiaries have filed comments opposing the imposition of "bill-and-keep" arrangements, but supporting reciprocal payments. Reciprocal payment arrangements have been in place in New York since September 1995, and New England Telephone has begun the negotiation of reciprocal agreements with wireless carriers in its states.

Form 10-Q Part II
                                NYNEX CORPORATION
                           PART II - OTHER INFORMATION



ITEM 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits.

           Exhibit
           Number

           (4)(a) Rights Agreement, dated as of October 19, 1989, between NYNEX and American Transtech Inc. (Exhibit No. 1 to the Registrant's Current Report on Form 8-K, Date of Report October 20, 1989, File No. 1-8608)

                  First Amendment to Rights Agreement, dated April 21, 1996, between NYNEX and First National Bank of Boston, as successor rights agent

           (12)   Computation of Ratio of Earnings to Fixed Charges

           (18)   Letter regarding Change in Accounting Principle

           (27)   Financial Data Schedule

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



                               NYNEX CORPORATION





                               /s/ A. Z. Senter
                               A. Z. Senter
                               Executive Vice President and Chief Financial
                               Officer
                               (Principal Financial Officer)





May 10, 1996