Form 10-K/A
period 1995-12-31
NYNEX CORP
filed 1996-06-28
CIK 732714

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

       Title of each class         Name of each  exchange on which registered
     Common Stock (par value            New York, Boston, Chicago, Pacific
         $1.00 per share)                  and Philadelphia Stock Exchange

  Twenty year 9.55% Debentures
       due May 1, 2010                       New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:     None.

     At February 29, 1996, approximately 435,379,000 shares of Common Stock were outstanding.

     At February 29, 1996, the aggregate market value of the voting stock held by nonaffiliates was approximately $22,404,517,000.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X.. No.......

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE:
(1)    Portion of the Registrant's 1995 Annual Report of Stockholders (Part II).
(2) Portion of the Registrant's Proxy Statement dated March 18, 1996 issued in connection with the 1996 Annual Meeting of Stockholders (Part III).

                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1995 on Form 10-K as set forth in the pages attached hereto:

       Exhibit (99)a Annual Report on Form 11-K of the NYNEX Corporation Savings
                     Plan for Salaried Employees for the year ended December 31, 1995.
       Exhibit(99)b Annual Report on Form 11-K of the NYNEX Corporation Savings
                    and Security Plan (Non-Salaried Employees) for the year ended December 31, 1995.

       In addition, the Registrant hereby amends the number of shares of Common Stock outstanding and the aggregate market value of the voting stock held by nonaffiliates at February 29, 1996 to correct a computational error set forth on the cover page.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NYNEX Corporation
                                   (Registrant)

                                   By s/F. V. Salerno
                                      -----------------
                                      (Frederic Salerno,
Dated:  June 27, 1996                 Vice Chairman-CFO/Business Development
                                      and Chief Financial Officer)