Form 10-Q
period 1996-06-30
NYNEX CORP
filed 1996-08-08
CIK 732714

Form 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)
- ---
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996


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

At July 31, 1996, 438,444,586 common shares were outstanding.

Form 10-Q Part I

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

                                NYNEX CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (In millions, except per share amounts) (Unaudited)


                                                     Three Months                  Six Months
For the Period Ending June 30,                    1996           1995          1996           1995
- ----------------------------------------------------------------------------------------------------
OPERATING REVENUES
  Local services                                $1,674.2      $ 1,680.8      $3,343.2       $3,342.0
  Long distance                                    263.6          255.8         538.1          513.4
  Network access                                   915.7          906.0       1,779.4        1,789.0
  Other                                            592.3          653.0       1,039.1        1,205.4
                                                --------      ---------      --------       --------
    Total operating revenues                     3,445.8        3,495.6       6,699.8        6,849.8
                                                --------      ---------       -------       --------

OPERATING EXPENSES
  Maintenance and support                          814.3          762.9       1,622.2        1,509.8
  Depreciation and amortization                    639.8          650.3       1,280.1        1,312.7
  Marketing and customer services                  354.5          353.6         697.9          681.6
  Taxes other than income                          227.2          246.0         441.3          505.5
  Selling, general and administrative              500.2          857.8       1,150.0        1,429.7
  Other                                            205.1          228.3         366.1          440.8
                                                --------      ---------      --------       --------
    Total operating expenses                     2,741.1        3,098.9       5,557.6        5,880.1
                                                --------      ---------      --------       --------

Operating income                                   704.7          396.7       1,142.2          969.7

Gain on sale of stock
 by subsidiary                                       -            264.1           -            264.1
Other income(expense) - net                        (28.7)         (32.2)         (7.2)         (57.6)
Interest expense                                   156.4          191.4         321.5          383.0
Income(loss) from long-term investments             49.5            2.1          85.9           10.5
                                                --------      ---------      --------        -------

Earnings before income taxes, extraordinary
 item and cumulative effect of change
 in accounting principle                           569.1          439.3         899.4          803.7

Income taxes
  Federal                                          179.4          119.3         274.1          210.9
  State, local and other                            31.7           79.2          53.5          101.8
                                                --------      ---------      --------       --------
    Total income taxes                             211.1          198.5         327.6          312.7
                                                --------      ---------      --------       --------

Earnings before extraordinary item and
 cumulative effect of change in
 accounting principle                              358.0          240.8         571.8          491.0

Extraordinary item for the discontinuance
 of regulatory accounting principles,
 net of taxes                                        -         (2,919.4)          -         (2,919.4)

Cumulative effect of change in accounting
 for directory publishing income, net
 of taxes (Note(b))                                 -             -             131.0            -
                                                --------      ---------      --------      ---------
NET INCOME (LOSS)                               $  358.0      $(2,678.6)     $  702.8      $(2,428.4)
                                                ========      =========      ========      =========

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I

                                NYNEX CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (Continued) (In millions, except per share amounts)
                                   (Unaudited)

                                                     Three Months                  Six Months
For the Period Ending June 30,                    1996           1995          1996           1995
- -----------------------------------------------------------------------------------------------------
Earnings per share before extraordinary item
 and cumulative effect of change in
 accounting principle                           $    .82      $     .56      $  1.31        $   1.15

Extraordinary item per share                          -           (6.84)          -            (6.86)

Cumulative effect, per share, of change
 in accounting principle                              -              -           .30              -
                                                --------      ---------      -------        --------

Earnings (loss) per share                       $    .82      $   (6.28)     $  1.61        $  (5.71)
                                                --------      ---------      -------        --------

Weighted average number of shares
  outstanding                                      437.4          426.4        435.5           425.3
                                                --------      ---------      -------        --------

Dividends declared per share                    $    .59      $     .59      $  1.18        $   1.18
                                                --------      ---------      -------        --------

Retained earnings (Accumulated deficit)
  Beginning of period                            $  71.8      $ 2,231.6      $    -          2,208.2
    Net income (loss)                              358.0       (2,678.6)       702.8        (2,428.4)
    Dividends declared*                           (258.5)           -         (515.6)         (251.0)
    Other                                           24.3          (10.0)         8.4            14.2
                                                --------      ---------      -------        --------
  End of period                                 $  195.6      $  (457.0)     $ 195.6        $ (457.0)
                                                ========      =========      =======        ========

* The second quarter 1995 dividend was declared out of Additional paid-in-capital.




          See accompanying notes to consolidated financial statements.

Form 10-Q Part I

                                NYNEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In millions) (Unaudited)

                                                               June 30,            December 31,
                                                                 1996                 1995
- -----------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and temporary cash investments                           $    75.0          $    93.2
  Receivables (net of allowance of $249.6
    and $221.6, respectively)                                     2,960.7            2,636.2
  Inventories                                                       153.6              141.3
  Prepaid expenses                                                  340.1              360.2
  Deferred charges and other current assets                         375.7              450.2
                                                                ---------          ---------
    Total current assets                                          3,905.1            3,681.1
                                                                ---------          ---------
Property, plant and equipment - at cost                          36,642.2           35,734.6
  Less: accumulated depreciation                                (19,665.6)         (18,679.3)
                                                                ---------          ---------
                                                                 16,976.6           17,055.3
                                                                ---------          ---------
Long-term investments                                             3,522.9            3,286.2
Deferred charges and other assets                                 2,043.4            1,873.3
                                                                ---------          ---------
      Total Assets                                              $26,448.0          $25,895.9
                                                                =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $ 2,600.2          $ 2,902.2
  Short-term debt                                                   432.5              506.6
  Other current liabilities                                         424.2              577.4
                                                                ---------          ---------
    Total current liabilities                                     3,456.9            3,986.2
                                                                ---------          ---------
Long-term debt                                                    9,367.1            9,336.9
Deferred income taxes                                             1,339.1            1,332.4
Unamortized investment tax credits                                  183.3              198.8
Other long-term liabilities and deferred credits                  3,979.5            3,885.0

Minority interest, including a portion subject to
redemption requirements (Note (d))                                1,572.3            1,077.4

Commitments and contingencies (Notes (c), (f) and (g))
Stockholders' equity:
  Preferred stock - $1 par value                                      -                  -
         shares authorized: 70,000,000
         shares issued: None
  Preferred stock - Series A Junior Participating                     -                  -
    - $1 par value
         shares authorized: 5,000,000
         shares issued: None
  Common stock - $1 par value                                       452.9              447.2
         shares authorized: 750,000,000
         shares issued:
            at June 30, 1996 - 452,865,341
            at December 31, 1995 - 447,174,181
  Additional paid-in capital *                                    6,825.2            6,566.9
  Retained earnings                                                 195.6                -
  Treasury stock 14,766,318 and 14,756,356 shares,
   respectively, at cost)                                          (591.5)            (591.1)
  Deferred compensation - LESOP Trust                              (332.4)            (343.8)
                                                                ---------          ---------
   Total stockholders' equity                                     6,549.8            6,079.2
                                                                ---------          ---------
      Total Liabilities and Stockholders' Equity                $26,448.0          $25,895.9
                                                                =========          =========


* The second and third quarter 1995 dividends were declared out of Additional paid-in capital.

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I

                                NYNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions) (Unaudited)

For the Six Months Ended June 30,                                 1996               1995
- ---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $  702.8           $(2,428.4)
                                                                --------           ---------
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Extraordinary item, net of taxes                                  -              2,919.4
    Depreciation and amortization                                1,280.1             1,312.7
    Amortization of unearned lease income-net                      (47.2)              (43.3)
    Deferred income taxes - net                                    (44.8)              (19.8)
    Deferred tax credits - net                                     (19.7)              (14.9)
    Gain on sale of stock by subsidiary                               -               (264.1)
    Changes in operating assets and liabilities:
      Receivables                                                 (324.5)              (84.3)
      Inventories                                                  (12.3)                9.3
      Prepaid expenses                                              20.1               (64.3)
      Deferred charges and other current assets                     74.5                 1.5
      Accounts payable                                            (305.3)             (309.8)
      Other current liabilities                                   (153.2)              (25.9)
  Other-net                                                         28.6               455.8
                                                                --------           ---------
      Total adjustments                                            496.3             3,872.3
                                                                --------           ---------
Net cash provided by operating activities                        1,199.1             1,443.9
                                                                --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                            (1,168.3)           (1,404.3)
Investment in leased assets                                        (91.6)             (118.8)
Cash received from leasing activities                               44.7                55.7
Other investing activities-net                                    (157.6)             (343.2)
                                                                --------           ---------
Net cash used in investing activities                           (1,372.8)           (1,810.6)
                                                                --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of commercial paper and short-term debt                11,278.8             7,361.6
Repayment of commercial paper and short-term debt              (11,249.6)           (7,235.8)
Issuance of long-term debt                                          49.9                84.7
Repayment of long-term debt and capital leases                    (127.5)             (108.6)
Issuance of common stock                                           190.9                67.1
Dividends paid                                                    (458.2)             (447.9)
Minority interest                                                  471.2                32.3
Proceeds from sale of stock by subsidiary, net                        -                610.3
                                                                --------           ---------
Net cash provided by financing activities                          155.5               363.7
                                                                --------           ---------
Net decrease in Cash and temporary
  cash investments                                                 (18.2)               (3.0)
Cash and temporary cash investments at
  beginning of period                                               93.2               137.5
                                                                --------           ---------
Cash and temporary cash investments at
  end of period                                                 $   75.0           $   134.5
                                                                ========           =========

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I

                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements have been prepared by NYNEX Corporation ("NYNEX") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1995 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in NYNEX's 1995 Annual Report on Form 10-K and the current year's previously issued Quarterly Report on Form 10-Q. In the second quarter of 1995, NYNEX discontinued using generally accepted accounting principles applicable to regulated entities for the operations of New York Telephone Company and New England Telephone and Telegraph Company (collectively, the "telephone subsidiaries") as disclosed in the NYNEX 1995 Annual Report on Form 10-K.

(b) CHANGE IN ACCOUNTING PRINCIPLE - Effective January 1, 1996, NYNEX Information Resources Company ("Information Resources"), a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX believes the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. The initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $131.0 million, or $.30 per share, in the first quarter of 1996. The impact of applying the point of publication method during the three months and the six months ended June 30, 1996 resulted in a $28.2 million, or $.06 per share and a $24.6 million, or $.06 per share increase to net income, respectively.

Form 10-Q Part I
                                          NYNEX CORPORATION
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (Unaudited)

Pro forma results, assuming the point of publication method had been applied during the second quarter and first six months of 1995, are as follows:

                                Three Months Ended              Six Months Ended
                                    June 30, 1995                  June 30, 1995
                               Pro forma     As Reported     Pro forma      As Reported
                               ---------     -----------     ---------      -----------
Net Loss (In millions)         $(2,656.9)    $(2,678.6)      $(2,409.2)     $(2,428.4)
Loss Per Share                    $(6.23)       $(6.28)         $(5.66)        $(5.71)

(c) FINANCIAL COMMITMENTS AND GUARANTEES - As of December 31, 1995, New York Telephone Company ("New York Telephone"), a wholly-owned subsidiary of NYNEX, had deferred $188 million of revenues ($161 million under a New York State Public Service Commission ("NYSPSC") approved regulatory plan associated with commitments for fair competition, universal service, service quality and infrastructure improvements, and $27 million for a service improvement plan obligation). These deferred revenues will be recognized as commitments are met or obligations are satisfied under the plans. If New York Telephone is unable to meet certain of these commitments, the NYSPSC has the authority to require New York Telephone to rebate these revenues to the customers. During the first six months of 1996, $20 million of the deferred revenues was recognized in connection with intraLATA presubscription ("ILP") commitments that were met in 1996 and $51 million of the deferred revenues was utilized primarily for rebates issued to customers for not meeting service commitments in prior periods. As of June 30, 1996, $117 million of revenues remained deferred.

(d) MINORITY INTEREST - Consistent with the terms and conditions of the December 1995 transaction, during March 1996, NYNEX monetized its investment in Viacom Inc. ("Viacom") Series B Cumulative Preferred Stock by an additional $500 million. As a result, NYNEX has monetized a total of $600 million which represents approximately 50% of NYNEX's investment in Viacom. The additional $500 million of proceeds from this transaction were used to further reduce outstanding commercial paper. These additional proceeds received by Kipling Associates L.L.C. (a 50% owned and controlled NYNEX subsidiary) from Mandalay Investors L.L.C. (a third-party owned and controlled entity) are reflected in "Minority Interest, including a portion subject to redemption requirements."

(e) SUPPLEMENTAL CASH FLOW INFORMATION - The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

Form 10-Q Part I

                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                               For the Six Months Ended
                                                                        June 30,
(In millions)                                                    1996             1995
                                                                 ----             ----
Income tax payments - net                                      $  298.8          $234.7
Interest payments                                              $  336.4          $345.4

Non-cash transactions:
Additions to property, plant, and equipment
    under capital lease obligations                                  -               .1
Common Stock issued for Dividend Reinvestment
    and Stock Purchase Plan and stock compensation
    plans                                                      $   59.3          $ 57.1
Commercial paper borrowings classified as
    Long-term debt                                             $1,967.7              -


(f) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters may possibly require the telephone subsidiaries to refund a portion of the revenues collected in the current and prior periods. As of June 30, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $342 million, plus related interest, of which approximately $261 million is attributable to affiliate transaction issues in New York Telephone's 1990 intrastate rate case. In July of 1996, New York Telephone filed with the NYSPSC a joint stipulation and settlement agreement on behalf of New York Telephone, the NYSPSC staff, the New York State Consumer Protection Board and the New York State Department of Law. The agreement provides for a refund of $83 million by New York Telephone, with no other revenues subject to refund, and resolves all pending issues, as well as certain portions of the proceeding instituted in 1992 to review New York Telephone's Directory License Agreement with Information Resources. The agreement is subject to approval by the NYSPSC. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

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

Form 10-Q Part I

                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(h) SUBSEQUENT EVENT - On July 2, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") executed an amendment to their definitive merger agreement, effecting a technical change in the transaction structure of the merger of equals announced on April 22, 1996. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed merger. The exchange ratio for shares is restated to reflect the difference in the transaction. Each NYNEX shareholder will receive 0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the merger under a 1913 District of Columbia "anti-merger" law. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, the approval of the shareholders of both NYNEX and Bell Atlantic and receipt of opinions that the merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. The transaction is expected to close by April 1997.

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income

Net income for the three months and six months ended June 30, 1996 was $358.0 million, or $.82 per share, and $702.8 million, or $1.61 per share, respectively. Net loss for the three months and six months ended June 30, 1995 was $2.7 billion, or $6.28 per share, and $2.4 billion, or $5.71 per share, respectively.

Net income for the second quarter of 1996 includes an after-tax charge of $30.0 million, or $.07 per share, for pension enhancements. Net income for the second quarter of 1995 included an after-tax gain of $155.1 million, or $.36 per share, as a result of the sale of stock by a subsidiary, and after-tax charges of $261.3 million, or $.61 per share, accruals related to various self insurance programs, legal and regulatory contingencies, operating tax provisions, revised benefit charges and pension enhancements and an after-tax extraordinary charge of $2.9 billion, or $6.84 per share for the discontinuance of regulatory accounting principles.

Excluding the above items, net income for the second quarter of 1996 would have been $388.0 million, or $.89 per share, an improvement of $41.0 million, or 11.8%, over adjusted net income for the second quarter of 1995.

SECOND QUARTER OF 1996 AS COMPARED TO SECOND QUARTER 1995

Operating revenues

Operating revenues for the second quarter of 1996 were $3.4 billion, a decrease of $49.8 million, or 1.4%, from the second quarter of 1995.

Included in operating revenues for the second quarter of 1995 were revenues of NYNEX Mobile Communications Company ("NYNEX Mobile"), which was deconsolidated as a result of the Bell Atlantic NYNEX Mobile ("BANM") cellular partnership formed on July 1, 1995, amounting to $210.5 million. Also included in operating revenues for the second quarter of 1995 were $17.4 million ($3.5 million intrastate and $13.9 million interstate) of revenues from interexchange carriers associated with gross receipts tax collected on behalf of the taxing authority. (New York Telephone is no longer required to collect gross receipts tax from interexchange carriers and to remit to the taxing authority.)

Excluding the items discussed above, operating revenues would have improved $178.1 million, or 5.5%, over adjusted operating revenues for the second quarter of 1995. Revenues from New York Telephone, New England Telephone and Telesector Resources Group, Inc. ("Telesector Resources") (collectively, the "telecommunications group") would have improved by 2.5% to $3.0 billion. Revenues from NYNEX's other subsidiaries (the "nontelephone subsidiaries") would have improved 33.4% to $413.8 million.

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The adjusted operating revenue improvement of $178.1 million, or 5.5%, includes the following categories:

Local service revenues decreased $3.1 million, or .2%. The $3.1 million decrease results primarily from the net of (i) a $70 million increase resulting primarily from increased demand, driven by growth in access lines and sales of calling features and (ii) a $50 million decrease resulting from the reclassification of the reduction of revenues due to service obligations pursuant to a service improvement plan implemented in 1994, from Other revenues to Local service revenues (see Other revenues) and $23 million in rate reductions primarily in New York and Massachusetts. Certain decreases in local service revenues, resulting from competition, are being partially offset by increases in network access revenues.

Long distance revenues improved $7.8 million, or 3.0%. The $7.8 million improvement results primarily from the net of (i) a $21 million increase primarily due to increased demand for message toll service and (ii) $11 million in rate reductions primarily in Maine, New York and Massachusetts. Certain decreases in long distance revenues, resulting from competition, are being partially offset by increases in network access revenues.

Network access revenues improved $23.6 million, or 2.6%. The $23.6 million improvement results primarily from the net of (i) a $54 million increase primarily due to increased demand for switched and special access including the previously mentioned shift from local and long distance revenues and (ii) a $30 million reduction in interstate and intrastate rates.

Other revenues improved $149.8 million, or 33.9%. At the telecommunications group, the $46.2 million improvement in other revenues results primarily from the net of (i) a $50 million increase resulting from the reclassification of the reduction of revenues from Other revenues to Local service revenues (see Local service revenues), a net $6 million increase due to the cessation of "setting aside" revenues in the second quarter of 1995 and the 1995 recognition of previously "set aside" revenues as a result of an NYSPSC order approving a performance-based regulatory plan (the "Plan") effective second quarter of 1995, and (ii) a $9 million decrease due to the reduction of revenues for anticipated service obligations under a service improvement plan implemented in 1995. At the nontelephone subsidiaries, the $103.6 million improvement in other revenues results primarily from an $89 million increase in publishing revenues resulting from the change in the recognition of directory publishing revenues (see Cumulative effect of change in accounting principle) and growth in traditional publishing markets, and a $25 million improvement in revenues due to significant increases in cable television customers and telecommunications lines in the United Kingdom.

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Operating expenses

Operating expenses for the second quarter of 1996 were $2.7 billion, a decrease of $357.8 million, or 11.5%, from the second quarter of 1995.

Included in operating expenses for the second quarter of 1996 were pension enhancement charges of $47.2 million. Included in operating expenses for the second quarter of 1995 were charges of $199.0 million for accruals related to various self insurance programs, legal and regulatory contingencies, operating tax provisions and revised benefit charges, pension enhancement charges of $165.9 million, NYNEX Mobile expenses amounting to $161.6 million, and $17.4 million of gross receipts tax collected and remitted to the taxing authority (see Operating revenues).

Excluding the items discussed above, operating expenses would have increased $138.9 million, or 5.4%, over adjusted operating expenses for the second quarter of 1995. Telecommunications group operating expenses would have increased $71.0 million, or 3.1% and the nontelephone subsidiaries' operating expenses would have increased $67.9 million, or 26.8%.

At the telecommunications group, the $71.0 million adjusted increase results primarily from the net of (i) a $28 million increase related to process re-engineering initiatives not covered by previously recorded reserves, a $23 million increase in employee related costs resulting from higher salaries and wages primarily due to additional labor costs attributable to initiatives to improve service quality and wage rate increases partially offset by reductions in the work force attributable to the force reduction program, a $16 million increase to implement the competitive checklist provisions of the Telecommunication Act of 1996 (see REGULATORY ENVIRONMENT - Federal) and a $4 million increase in advertising and marketing costs and (ii) an $11 million decrease due to the 1995 increase in the provision for uncollectibles. At the nontelephone subsidiaries, the $67.9 million adjusted increase results primarily from an increase in publishing expenses resulting from the change in the recognition of directory production expenses (see Cumulative effect of change in accounting principle) and growth in traditional publishing markets and significant increases in cable television customers and telecommunications lines in the United Kingdom.

The components of the pension enhancement charges for second quarter of 1996 and 1995 are as follows:

                                                    For the Three Months Ended
                                                             June 30,
(In millions)                                     1996*                      1995*
                                                  ----                       ----
                                          Pretax        After-Tax      Pretax     After-Tax
                                          ------        ---------      ------     ---------
Pension enhancement charges               $50.1           $31.8        $113.1        $72.3
Postretirement medical costs               (2.9)           (1.8)         52.8         33.9
                                          -----           -----         -----       ------
                                          $47.2           $30.0        $165.9       $106.2
                                          =====           =====        ======       ======

*       1996 - 530 management and 280 nonmanagement employees
        1995 - 650 management and 500 nonmanagement employees

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Operating income

Operating income for the second quarter of 1996 was $704.7 million, an improvement of $308.0 million, or 77.6% over the second quarter of 1995.

Operating income, after adjusting for the items discussed above in Operating revenues and Operating expenses, would have been $751.9 million, an improvement of $39.2 million, or 5.5%, over adjusted operating income for the second quarter of 1995. Operating margin for the second quarter of 1996 remained consistent at 21.8% adjusted.

Other income (expense) - net

Other income (expense) - net for the second quarter of 1996 improved $3.5 million, or 10.9%, over the second quarter of 1995. The $3.5 million improvement results primarily from the net of (i) a $15.0 million decrease in minority interest expense as a result of the formation of the BANM cellular partnership, $9 million of amortization of transaction costs related to nontelephone subsidiary financing in June of 1995 and (ii) a $12 million decrease in income due to a change in the recording of capitalized interest expense for the telephone subsidiaries associated with the discontinuance of regulatory accounting principles (in 1996, capitalized interest expense is recorded as a reduction to Interest expense) and a $3 million decrease in interest and dividend income as a result of the discontinuance of a commercial paper arbitrage program.

Interest expense

Interest expense for the second quarter of 1996 decreased $35.0 million, or 18.3%, from the second quarter of 1995, primarily due to a $9 million decrease resulting from a change in the recording of capitalized interest expense for the telephone subsidiaries associated with the discontinuance of regulatory accounting principles (see Other income (expense) - net), a decrease of $8 million due to an increase in capitalized interest expense at the nontelephone subsidiaries and a $4 million decrease resulting from the reversal of interest charges on the revenues "set aside" as required by the NYSPSC in 1995. In addition, there was a $9 million decrease due to total debt decreasing from $10.0 billion at the end of the second quarter of 1995 to $9.8 billion at the end of the second quarter 1996 while average interest rates remained essentially flat at 7.0%.

Income (loss) from long-term investments

Income (loss) from long-term investments for the second quarter of 1996 improved $47.4 million over the second quarter of 1995. The $47.4 million improvement results primarily from the net of (i) equity income from the BANM cellular partnership and (ii) losses from investments in the Tele-TV Partnerships and PrimeCo Personal Communications, L.P. ("PrimeCo").

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Income taxes

Income taxes for the second quarter of 1996 increased $12.6 million, or 6.3%, over the second quarter of 1995 primarily attributable to an increase in pretax income partially offset by a decrease resulting from a $30 million provision for various tax issues recorded in the second quarter of 1995.

Extraordinary Item

In the second quarter of 1995, the discontinuance of regulatory accounting principles required NYNEX, for financial accounting purposes, to adjust telephone plant and equipment and to eliminate non-plant regulatory assets and liabilities from the balance sheet. This change resulted in an after-tax extraordinary charge of $2.9 billion, consisting of $2.2 billion to adjust the carrying amount of telephone plant and equipment and $0.7 billion to write off non-plant regulatory assets and liabilities.

FIRST SIX MONTHS OF 1996 AS COMPARED TO FIRST SIX MONTHS OF 1995

Operating revenues

Operating revenues for the six months ended June 30, 1996 were $6.7 billion, a decrease of $150.0 million, or 2.2%, from the same period last year.

Included in operating revenues for the first six months of 1996 were charges of $55.0 million related to customer claims and a $14.0 million refund ordered by the NYSPSC pertaining to intrastate gross receipts tax collected by New York Telephone on behalf of interexchange carriers. Included in operating revenues for the first six months of 1995 were revenues of $399.8 million for NYNEX Mobile (see second quarter discussion) and $34.2 million ($7.0 million intrastate and $27.2 million interstate) of revenues from interexchange carriers associated with gross receipts tax collected on behalf of the taxing authority. (New York Telephone is no longer required to collect gross receipts tax from interexchange carriers and to remit to the taxing authority.)

Excluding the items discussed above, operating revenues would have improved $353.0 million, or 5.5%, over adjusted operating revenues for the first six months of 1995. Revenues from the telecommunications group would have improved by 3.8% to $6.0 billion. Revenues from the nontelephone subsidiaries would have improved 22.1% to $722.7 million.

The adjusted operating revenue improvement of $353.0 million, or 5.5%, includes the following categories:

Local service revenues improved $22.2 million, or .7%. The $22.2 million improvement results primarily from the net of (i) a $126 million increase resulting primarily from increased demand, driven by growth in access lines and sales of calling features and (ii) $50 million in rate reductions primarily in New York and Massachusetts and a $50 million decrease resulting from the reclassification of the reduction of revenues due to obligations pursuant to a service improvement plan implemented in 1994, from Other

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

revenues to Local service revenues (see Other revenues). Certain decreases in local service revenues, resulting from competition, are being partially offset by increases in network access revenues.

Long distance revenues improved $24.7 million, or 4.8%. The $24.7 million improvement results primarily from the net of (i) a $50 million increase primarily due to increased demand for message toll service and (ii) $20 million in rate reductions primarily in Maine, New York and Massachusetts. Certain decreases in long distance revenues, resulting from competition, are being partially offset by increases in network access revenues.

Network access revenues improved $72.6 million, or 4.1%. The $72.6 million improvement results primarily from the net of (i) a $128 million increase primarily due to increased demand for switched and special access including the previously mentioned shift from local and long distance revenues and (ii) a $55 million reduction in interstate and intrastate rates.

Other revenues improved $233.5 million, or 29.0%. At the telecommunications group, the $102.5 million improvement in other revenues results primarily from the net of (i) a $50 million increase resulting from the reclassification of the reduction of revenues from Other revenues to Local service revenues (see Local service revenues), a net $44 million increase due to the cessation of "setting aside" revenues in the second quarter of 1995 and the 1995 recognition of previously "set aside" revenues as a result of an NYSPSC order approving a performance-based regulatory plan effective second quarter of 1995, $20 million of revenue recognized in connection with ILP commitments that were met in 1996, a $9 million increase in voice messaging services revenue primarily due to an increase in demand and (ii) a $26 million decrease due to the reduction of revenues for anticipated service obligations under a service improvement plan implemented in 1995. At the nontelephone subsidiaries, the $131.0 million improvement in other revenues results primarily from an $88 million increase in publishing revenues resulting from the change in the recognition of directory publishing revenues (see Cumulative effect of change in accounting principle) and growth in traditional publishing markets, and a $48 million improvement in revenues due to significant increases in cable television customers and telecommunications lines in the United Kingdom.

Operating expenses

Operating expenses for the first six months of 1996 were $5.6 billion, a decrease of $322.5 million, or 5.5%, from the first six months of 1995.

Included in operating expenses for the first six months of 1996 were pension enhancement charges of $155.0 million, charges of $110.0 million related to various self-insurance programs and legal and regulatory contingencies and a $14.0 million intrastate gross receipts tax refund (see Operating revenues). Included in operating expenses for the first six months of 1995 were NYNEX Mobile expenses amounting to $336.3 million, pension enhancement charges of

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

$249.7 million, charges of $199.0 million for accruals related to various self-insurance programs, legal and regulatory contingencies, operating tax provisions and revised benefit charges and $34.2 million of gross receipts tax collected and remitted to the taxing authority (see Operating revenues).

Excluding the items discussed above, operating expenses would have increased $245.7 million, or 4.9% over adjusted operating expenses for the first six months of 1995. Telecommunications group operating expenses would have increased $129.1 million, or 2.8% and the nontelephone subsidiaries' operating expenses would have increased $116.6 million or 24.6%.

At the telecommunications group, the $129.1 million adjusted increase results primarily from the net of (i) a $57 million increase in employee related costs resulting from higher salaries and wages primarily due to additional labor costs attributable to initiatives to improve service quality and wage rate increases partially offset by reductions in the work force attributable to the force reduction program, a $33 million increase related to process re-engineering costs not accrued for in 1993 business restructuring reserves, a $16 million increase to implement the competitive checklist provisions of the Telecommunication Act of 1996 (see REGULATORY ENVIRONMENT - Federal) and a $16 million increase in advertising and marketing costs and (ii) a $17 million decrease due to the 1995 increase in the provision for uncollectibles. At the nontelephone subsidiaries, the $116.6 million adjusted increase results primarily from an increase in publishing expenses resulting from the change in the recognition of directory production expenses (see Cumulative effect of change in accounting principle) and growth in traditional publishing markets and significant increases in cable television customers and in telecommunications lines in the United Kingdom.

The components of the pension enhancement charges for the first six months of 1996 and 1995 are as follows:

                                                      For the Six Months Ended
                                                               June 30,
(In millions)                                     1996*                      1995*
                                                  ----                       ----
                                          Pretax        After-Tax      Pretax     After-Tax
                                          ------        ---------      ------     ---------
Pension enhancement charges               $ 137.5         $85.9        $184.7       $118.2
Postretirement medical costs                 17.5          10.6          65.0         41.8
                                           ------         -----         -----       ------
                                           $155.0         $96.5        $249.7       $160.0
                                           ======         =====        ======       ======

*       1996 - 910 management and 860 nonmanagement employees
        1995 - 1,150 management and 900 nonmanagement employees

Operating income

Operating income for the first six months of 1996 was $1,142.2 million, an increase of $172.5 million, or 17.8%, over the same period of 1995.

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Operating income, after adjusting for the items discussed above in Operating revenues and Operating expenses, would have been $1,462.2 million, an improvement of $107.3 million, or 7.9%, over adjusted operating income for the first six months of 1995. Operating margin for the first six months of 1996 would have improved .5 of one percentage point to 21.6% from 21.1% adjusted. This improvement was a result of adjusted expense growth of 4.9% being outpaced by adjusted revenue growth of 5.5%.

Other income (expense) - net

Other income (expense) - net for the first six months of 1996 improved $50.4 million, or 87.5% over the same period of 1995. The $50.4 million improvement results primarily from the net of (i) a $66 million gain on the sale of NYNEX's interest in Vanstar Corporation ("Vanstar"), a $19 million decrease in minority interest expense as a result of the formation of the BANM cellular partnership, and $9 million of amortization of transaction costs related to nontelephone subsidiary financing in June of 1995 and (ii) $31 million of costs associated with the formation of the BANM cellular partnership and a $23 million decrease in income due to a change in the recording of capitalized interest expense (see second quarter discussion).

Interest expense

Interest expense for the first six months of 1996 decreased $61.5 million, or 16.1%, from the same period of 1995, primarily due to an $18 million decrease resulting from a change in the recording of capitalized interest expense by the telephone subsidiaries (see second quarter discussion), a decrease of $13 million due to an increase in capitalized interest expense at the nontelephone subsidiaries and a $7 million decrease resulting from the reversal of interest charges on the revenues "set aside" as required by the NYSPSC in 1995. In addition, there was a $13 million decrease due to total debt decreasing from $10.0 billion at the end of the second quarter of 1995 to $9.8 billion at the end of the second quarter 1996 while average interest rates remained essentially flat at 7.0%.

Income (loss) from long-term investments

Income (loss) from long-term investments for the first six months of 1996 improved $75.4 million over the same period of 1995. The $75.4 million improvement results primarily from the net of (i) equity income from the BANM cellular partnership and (ii) losses from investments in the Tele-TV Partnerships and PrimeCo.

Income taxes

Income taxes for the first six months of 1996 increased $14.9 million, or 4.8%, over the same period of 1995 primarily attributable to an increase in pretax income, partially offset by a decrease resulting from a $30 million provision for various tax issues recorded in the second quarter of 1995.

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Extraordinary Item

In the second quarter of 1995, the discontinuance of regulatory accounting principles required NYNEX, for financial accounting purposes, to adjust telephone plant and equipment and to eliminate non-plant regulatory assets and liabilities from the balance sheet. This change resulted in an after-tax extraordinary charge of $2.9 billion, consisting of $2.2 billion to adjust the carrying amount of telephone plant and equipment and $0.7 billion to write off non-plant regulatory assets and liabilities.

Cumulative effect of change in accounting principle

Effective January 1, 1996, Information Resources, a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX believes the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. The initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash after-tax gain of $131.0 million, or $.30 per share, in the first quarter of 1996. The impact of applying the point of publication method during the three months and the six months ended June 30, 1996 resulted in a $28.2 million, or $.06 per share and a $24.6 million, or $.06 per share increase to net income, respectively.

The pro forma results, assuming the point of publication method had been applied during the second quarter and first six months of 1995, are as follows:

                               Three Months Ended             Six Months Ended
                                   June 30, 1995                 June 30, 1995
                            Pro forma     As Reported      Pro forma    As Reported
                            ---------     -----------      ---------    -----------
Net Loss (In millions)      $(2,656.9)    $(2,678.6)       $(2,409.2)    $(2,428.4)
Loss Per Share                 $(6.23)       $(6.28)          $(5.66)       $(5.71)

While the application of the point of publication method is not expected to have a material impact on total 1996 and pro forma 1995 results, the impact of the change is likely to materially effect the results of certain quarters due to the nature of the change.

SUBSEQUENT EVENT

On July 2, 1996, NYNEX and Bell Atlantic executed an amendment to their definitive merger agreement, effecting a technical change in the transaction structure of the merger of equals announced on April 22, 1996. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly owned subsidiary of

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Bell Atlantic. There is no change in the fundamental elements of the proposed merger. The exchange ratio for shares is restated to reflect the difference in the transaction. Each NYNEX shareholder will receive 0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the merger under a 1913 District of Columbia "anti-merger" law. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, the approval of the shareholders of both NYNEX and Bell Atlantic, and receipt of opinions that the merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. The transaction is expected to close by April 1997.

It is expected that the new combined company will recognize recurring expense savings of approximately $600 million annually by the third year following the consummation of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. Of these savings, $300 million is expected to be achieved in the first year following the consummation of the merger with an additional $150 million in each of the two succeeding years. Annual capital expenditures for the new combined company should reflect approximately $250 to $300 million of incremental purchasing efficiencies. As a result of the merger, the merged companies are expected to incur certain transition and integration charges of approximately $500 million in the first year following the consummation of the merger. An additional $200 to $400 million in charges are anticipated over the two succeeding years.

Information contained above with respect to the expected financial impact of the proposed merger is forward-looking. These statements represent NYNEX's and Bell Atlantic's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include: materially adverse changes in economic conditions in the markets served by NYNEX and Bell Atlantic; substantial delay in the expected closing of the merger; competition from others in the local exchange and toll service markets; and the timing of entry and profitability of the new combined company in the long distance and video markets.

CURRENT STATUS OF RETIREMENT INCENTIVES

In July 1996, NYNEX extended the period for offering retirement incentives to management employees to mid-1997 in order to better coordinate force sizing with process re-engineering implementation and service improvement initiatives. It was determined in 1995 that, due to volume of business growth, the expected reduction in the number of nonmanagement employees would not be fully realized until 1998. At the present time, NYNEX expects the total number of employees who will elect to take the retirement incentives to be in the range of 19,000 to 20,000 consisting of approximately 9,000 management and 10,000 to 11,000 nonmanagement employees depending on work

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

volumes, needs of the business, and timing of the incentive offers. The increase of an estimated 2,000 additional management employees expected to leave under the retirement incentives results from higher than anticipated acceptances of the retirement incentives.

Due to the increase in management employees expected to accept the incentives, NYNEX anticipates the total additional charges for the incentives to be in the range of $2.2 billion ($1.4 billion after-tax), a slight increase over the $2.0 billion ($1.3 billion after-tax) estimated at December 31, 1995. As of June 30, 1996, the actual pretax additional charges for retirement incentives recorded to date are $1,363 million and the expected future additional pretax charges are approximately $700 to $900 million, consisting of $350 million for management and in the range of $350 to $550 million for nonmanagement employees.

CURRENT STATUS OF BUSINESS RESTRUCTURING

As a result of NYNEX's most recent experience and projections of remaining costs and work effort for process re-engineering initiatives, systems development costs are expected to exceed earlier projections by $24 million for the remainder of 1996, while work center consolidation and training costs are expected to be lower than originally planned by approximately $19 million and $5 million, respectively.

Reserve Utilization in 1996

The restructuring reserve balance at June 30, 1996, which does not include the liability for postretirement medical benefits associated with employees' leaving NYNEX under the business restructuring, was approximately $235 million. Summarized below are the components of $159 million of reserves utilized during the first six months of 1996:

    (In millions)
    Severance                                                              $ 59
    Process Re-engineering:
       Systems redesign:
           Customer contact                           $31
           Customer provisioning                        -
           Customer operations                         22
           Customer support                             1
                                                      ---
           Total systems redesign                               $ 54
       Work center consolidation                                   2
       Branding                                                    -
       Relocation                                                  -
       Training                                                    4
       Re-engineering implementation                               -
                                                                 ---
       Total process re-engineering                                          60
    Sale/discontinuance of information
     products and services businesses                                         8
    Nontelephone subsidiaries' restructuring                                 32
                                                                           ----
    Total                                                                  $159
                                                                           ====

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Cost Savings

Since the inception of process re-engineering and the special pension enhancement program in 1994, approximately 13,700 employees have accepted the retirement incentives. On an annualized basis, this will equate to an average reduction in wages and benefits of approximately $740 million. A portion of these cost savings will be offset by the effects of wage and price inflation, growth in volume of business and higher costs attributable to service improvements.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Operating activities: Net cash provided by operating activities was $1,199.1 million and $1,443.9 million for the first six months of 1996 and 1995, respectively, a decrease of $244.8 million. Changes in operating assets and liabilities used $700.7 million of cash flows in the first six months of 1996, primarily as a result of increased accounts receivable and decreased other current liabilities. Costs associated with re-engineering activities reserved for in 1993 resulted in cash outlays of approximately $38 million and $73 million in the first six months of 1996 and 1995, respectively. Pension enhancement charges in the first six months of 1996 and 1995 did not materially affect operating cash flows because the cash outflows will be incurred primarily by the NYNEX Pension Plans in future years.

Investing activities: Net cash used in investing activities was $1,372.8 million and $1,810.6 million for the first six months of 1996 and 1995, respectively, a decrease of $437.8 million.

Capital expenditures were $1,168.3 million in the first six months of 1996, a decrease of $236.0 million, from the first six months of 1995, primarily due to the deconsolidation of NYNEX Mobile and decreased purchases of computer equipment at Telesector Resources. The largest component of capital expenditures continues to be for the telecommunications group which are funded through cash generated from operations. Buildout of the cable television/telecommunications network in the United Kingdom continued.

Other investing activities: In the first six months of 1996, net cash outflows from other investing activities were $185.6 million lower than the same period of 1995. During the first six months of 1996, cash outflows for additional investments in PrimeCo, the Tele-TV Partnerships, FLAG Limited ("FLAG"), P.T. Excelcomindo Pratama, and others were partially offset by cash received for the sale of NYNEX's interest in Vanstar. During the same period of 1995, cash outflows included the initial $254 million investment in PrimeCo, investments in cellular properties and an additional investment in FLAG.

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Financing activities: Net cash provided by financing activities was $155.5 million and $363.7 million for the first six months of 1996 and 1995, respectively, a decrease of $208.2 million. This decrease is primarily due to the $610 million of proceeds from the sale of subsidiary stock in the second quarter of 1995, partially offset by the proceeds from the monetization of a portion of NYNEX's investment in Viacom Preferred Stock in 1996 (see Note (d)) which were used to reduce commercial paper.

Total debt decreased $43.9 million from December 31, 1995. As a result, the debt ratio decreased to 59.9% as of June 30, 1996, compared with 61.8% as of December 31, 1995. On April 1, 1996, $55 million of New York Telephone's 3.375%, Series I Refunding Mortgage Bonds matured. Proceeds necessary to repay these borrowings were raised through the issuance of commercial paper.

Issuance of common stock: During the first six months of 1996, NYNEX continued to issue common stock for employee savings plans, the Dividend Reinvestment and Stock Purchase Plan, stock compensation plans and employee stock option plans resulting in an increase in equity of approximately $250.2 million. The dividends for common stock remained unchanged at $.59 per share in the second quarter of 1996.

Minority interest: Financing cash flows in the first six months of 1996 included net funds of $485.1 million primarily provided by the Viacom monetization proceeds (see below).

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

At June 30, 1996, NYNEX had $950 million of unissued, unsecured debt and equity securities registered with the SEC. The proceeds from the sale of securities would be used to provide funds to NYNEX for general corporate purposes. At June 30, 1996, NYNEX Capital Funding Company ("CFC") had $637 million of unissued medium-term debt securities registered with the SEC which, when issued, will be guaranteed by NYNEX. The proceeds from the sale of these securities may be used to provide financing for NYNEX and the nontelephone subsidiaries. At June 30, 1996, New England Telephone and New York Telephone had $500 and $250 million, respectively, of unissued, unsecured debt securities registered with the SEC.

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

$2.0 billion of outstanding commercial paper borrowings was classified as Long-term debt at June 30, 1996 under an unsecured revolving credit facility. With this facility, NYNEX has the ability (and intent) to refinance the commercial paper borrowings on a long-term basis.

REGULATORY ENVIRONMENT

On July 3, 1996, NYNEX and Bell Atlantic filed information on their proposed merger with regulators in the District of Columbia and the thirteen states in which their respective local telephone companies provide service. The filings seek the level of review mandated by the applicable provisions of the states' public service laws and seek formal regulatory approval where required. In addition, a joint filing was made with the Federal Communications Commission ("FCC") on the same date.

State

New York

Competition II Proceeding: In May, the NYSPSC issued an Order addressing four major areas that the NYSPSC views as necessary to establish a fair and open competitive market:

1. Universal Service: The NYSPSC defined the services considered essential for access to and use of the public network and stated that any carrier wishing to withdraw basic service offerings will be subject to exit requirements that will be formalized in the next phase of the proceeding. A further collaborative phase will be established to develop and recommend mechanics for funding programs such as lifeline, emergency services, and telecommunications relay service. The merits of further access charge reductions will also be considered in the next phase.

2. Level Playing Field: By November, all local exchange carriers must file reports describing the steps they have taken to support mutual billing, billing date exchange and other areas of joint cooperation. The NYSPSC stated that it expects that telephone companies will re-engineer their processes for provisioning, preparing and maintaining collocation space to assure that the terms are reasonable and costs are as low as possible. All local exchange carriers have been directed to charge prices for intraLATA usage which meet appropriate imputation standards. In a further phase of the proceeding the NYSPSC will consider the benefits and potential terms, condition, and pricing of providing directory information to third parties.

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

3. Transition Regulation: In general, non-dominant carriers will only be required to file financial data based on GAAP. Dominant carriers will continue to be subject to existing pricing rules. All local exchange carriers, including new entrants, must meet the NYSPSC's requirements with respect to lifeline, customer fair practices, open network architecture and non-discrimination.

4. Service Quality and Monitoring: The NYSPSC determined that service quality reporting should vary by company size, and performance history, but that all companies will be expected to provide service consistent with performance standards. The NYSPSC intends to initiate a review of all of its service quality standards. The NYSPSC will also institute a formal rulemaking to monitor competition.

In July, New York Telephone filed its proposed resale tariff setting forth the terms and conditions on which it proposes to offer services to resellers. Other parties are expected to file detailed comments on this tariff, and the NYSPSC is expected to rule on any disputed tariff issues prior to the October 1st effective date of the tariff.

In July, the NYSPSC issued a ruling on the interim rates New York Telephone must offer for links (the network plant connecting the customer to the central office) and services offered for resale. The NYSPSC established temporary discounts of 11% from New York Telephone's retail rates for business services offered for resale and discounts of 17% from New York Telephone's retail rates for residence services offered for resale. Certain services are excluded from the interim discounts. New York Telephone's current link rate was reduced and the lower rate was made temporary, subject to "true-up" once a permanent rate is set. Hearings on permanent rates ended in July, and an NYSPSC decision is expected before New York Telephone's resale tariffs take effect, in October, 1996.

Other: In 1991, the NYSPSC authorized a $250 million increase in New York Telephone's rates, of which $47.5 million annually remains subject to refund pending resolution of certain issues related to New York Telephone's transactions with other NYNEX affiliates in 1984-1990. At June 30, 1996, approximately $261 million was estimated to be subject to possible refund in connection with these affiliate transaction issues. In July, New York Telephone filed with the NYSPSC a joint stipulation and settlement agreement on behalf of New York Telephone, the NYSPSC staff, the New York State Consumer Protection Board and the New York State Department of Law. The agreement provides for a refund of $83 million by New York Telephone, with no other revenues subject to refund, and resolves all pending issues, as well as certain portions of the proceeding instituted in 1992 to review New York Telephone's Directory License Agreement with Information Resources. The agreement is subject to approval by the NYSPSC.

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Massachusetts

In June, New England Telephone filed its second annual price cap filing with the Massachusetts Department of Public Utilities. The filing proposes rate changes effective August 15, 1996, which would produce an overall decrease in New England Telephone's annual intrastate revenues of approximately $29.6 million. The revenue reduction includes a $16.3 million decrease in revenues from residential customers, a $15.4 million decrease in revenues from business customers, a $7.4 million decrease in revenues from access services, and a $9.3 million increase in certain miscellaneous revenues.

New Hampshire

In April, the New Hampshire Public Utilities Commission ("NHPUC") issued an Order directing local exchange carriers, including New England Telephone, to implement intraLATA presubscription in New Hampshire on or before October 1, 1996. In late May, following New England Telephone's request for clarification or reconsideration, the NHPUC clarified its Order, stating that it would "entertain evidence regarding the implementation date for each particular company." New England Telephone has filed its plan, proposing to implement presubscription in June 1997. NHPUC hearings on implementation issues were held in June and July.

In June, the NHPUC filed with the New Hampshire Legislature proposed rules to govern the authorization of competitive local exchange service. A public hearing was held in July, and comments are due in August. By statute, the rulemaking process must be completed by year-end.

In June, the NHPUC issued a proposed rule to adopt standards under which it may regulate utilities using a form of regulation other than traditional rate of return regulation. A public hearing was held and comments filed in June.

Rhode Island

In June, the Rhode Island Public Utilities Commission ("RIPUC") approved an incentive regulation plan that had been proposed by New England Telephone and the Rhode Island Division of Public Utilities and Carriers. The Plan has no set term or expiration, although there are opportunities for annual review by the RIPUC. There is no earnings cap or sharing mechanism, which was a component of the expired Trial. New England Telephone will thus be able to operate in Rhode Island with increased earnings, pricing, operational, and depreciation flexibility.

Other features of the Plan include: more stringent service quality requirements, including a financial penalty, with a maximum annual rebate of $1.25 million; and no increase in residence or business basic exchange rates through 1999.

Further hearings in the RIPUC's competition proceeding are scheduled to be completed in August, and a decision is expected in November.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Vermont

In late May, the Vermont Public Service Board ("VPSB") issued its final Order in Phase I of its proceeding on competition. The Order directs New England Telephone to "unbundle" certain elements of its network, sets pricing rules for wholesale and retail services and adopts a mandatory "bill-and-keep" compensation arrangement for local exchange carrier interconnection. Under a bill-and-keep arrangement the carrier originating a call does not pay the terminating carrier for access to its network. The Order also stated that New England Telephone's cost of provisioning services or facilities to itself will be presumed to equal the cost of providing the same services or facilities on a wholesale basis to competitors for resale.

In mid-June, New England Telephone filed a request for reconsideration of two aspects of the VPSB's Order. New England Telephone argues that a mandatory "bill-and-keep" compensation arrangement for interconnection violates the Telecommunications Act of 1996 (the "1996 Act") by negating New England Telephone's right to mutual and reciprocal compensation for use of its network. New England Telephone also argues that the VPSB should not have prejudged the issue of New England Telephone's cost of self-provisioning, which will be definitively determined once cost studies are concluded later this year in Phase II of the proceeding.

Phase II of the proceeding will begin in September and will address specific pricing and technical questions with respect to local and intraLATA toll competition, including intraLATA presubscription. The VPSB will open a separate docket to investigate service quality, privacy and other consumer protection issues, which will create benchmark standards for all competitors in dealings with retail customers.

Federal

Telecommunications Act of 1996: On August 1, 1996, the FCC announced that it had adopted rules to begin implementing the local competition provisions of the 1996 Act. The rules address, among other matters, local exchange carrier interconnection, unbundling of network elements and provision of local exchange services for resale. These rules may impact the competitive checklist requirements for NYNEX's entry into the in-region long distance business. The effect of the rules on NYNEX's business plans cannot be assessed until the text of the rules is released by the FCC.

In July, the FCC issued interim rules that grant "nondominant carrier" status for a Regional Holding Company's ("RHC") affiliate when it offers long distance services outside of its home region. The rules impose certain minimum safeguards: the affiliate may not own network facilities jointly with the parent, must maintain separate books, and must pay tariffed rates for services from the parent. The FCC rejected the proposals of long distance competitors that sought to bar the RHC's and their affiliates from certain operating efficiencies, such as the common use of employees and premises, and that sought to impose regulatory accounting requirements on the affiliate. In view of the proposed mergers between NYNEX and Bell Atlantic and between SBC Communications and Pacific Telesis Group, the FCC decided that nondominant

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

status will not automatically apply to an RHC's affiliate providing long distance service in a state where the RHC's prospective merger partner provides local exchange service. The RHC may seek such status by a waiver request. The FCC has commenced a separate rulemaking proceeding to determine whether the minimum safeguards imposed on nondominant carriers should be continued or may be eliminated.

In July, the FCC granted NYNEX authority to provide international long distance service outside of its home region. NYNEX was afforded nondominant carrier status, subject to the FCC's interim rules.

Nondominant carriers enjoy substantial regulatory freedom, including freedom from detailed price cap regulation and flexibility to make tariff changes on one day's notice (compared with two weeks for dominant carriers) without cost support and with a presumption of lawfulness. The FCC's Order will greatly facilitate NYNEX's timely provision of out-of-region interstate and international long distance services.

In July, the FCC also commenced separate rulemaking proceedings to determine the safeguards to be applied to the affiliate of an RHC or other local exchange carrier when it offers certain services, including long distance services within its home region, manufacturing and information services, electronic publishing, alarm monitoring and telemessaging services.

In June, the FCC issued an Order adopting regulations to implement the open video systems ("OVS") provisions of the 1996 Act to provide opportunities for the distribution of video programming other than through cable systems. In its Order, the FCC adopted a streamlined process for entry, including reasonable presumptions for determining whether rates are just and reasonable. In addition, the FCC adopted capacity allocation rules that provide flexibility for OVS operators, such as NYNEX, while guaranteeing unrelated programmers access to customers. The FCC also adopted rules implementing Congressional intent to limit the role of local franchise authorities in the oversight of OVS. Many parties, including NYNEX, have sought reconsideration of aspects of the Order. Reconsideration petitions must be decided and final rules in place by early August.

In June, the FCC adopted rules that will contribute towards the development of competition in the local exchange market by allowing customers to retain their telephone numbers when switching local service providers. The FCC's rules implement the number portability obligations imposed on local exchange carriers by the Telecommunications Act of 1996. Local exchange carriers are to begin implementing number portability in the 100 largest metropolitan areas by October 1997, with completion by the end of 1998. Number portability outside of those areas must be provided within six months after receiving a specific request from a telecommunications carrier. The FCC has proposed a further inquiry into cost recovery for meeting these requirements.

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Price Caps: In June, the FCC approved the Telephone Subsidiaries Annual Access Tariff Filing for the tariff period July 1996 to June 1997. In that filing the NYNEX telephone companies elected to use the highest productivity factor in their price cap formula, allowing them to retain all interstate earnings without sharing. (The price cap formula adjusts the limits on access price levels upward for inflation, downward for productivity, and up or down for certain "exogenous" costs beyond the carrier's control.) The FCC also approved the NYNEX telephone companies' petition to elect the same "no-sharing" pgoductivity factor retroactively to January 1, 1996, which will require them to make an additional $20 million permanent reduction in access price levels.

Other Federal Regulatory Matters: In July, the U.S. Court of Appeals for the District of Columbia Circuit granted petitions for review of the 1992-94 FCC orders that changed the rate structure for interstate Local Transport access services (transport between local telephone company central offices and interexchange carrier premises). The FCC orders established a mix of flat monthly rates and per-minute rates for Local Transport services and, to ease the impact of this restructure on small interexchange carriers, placed some of the costs for per-minute transport in a "residual interconnection charge," ("RIC") imposed on all interexchange carriers. The FCC described this as an interim rate structure to allow a transition to cost-based rates. However, the Court found that the FCC had made no apparent progress since 1992 in developing cost-based rates. W ile the Court did not reverse the FCC orders, it remanded the case with the instruction that the FCC must implement cost-based rates for transport services and a cost-based alternative to the RIC, or give a reasoned explanation why a departure from cost-based pricing is necessary. The FCC may deal with this case as part of the access reform proceeding that it intends to initiate in the near future. The RIC accounts for approximately $600 million of NYNEX's annual revenues.

Form 10-Q Part II

                                NYNEX CORPORATION
                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Share Owners of NYNEX Corporation ("NYNEX") was held on May 1, 1996. The Following Directors were elected to the Board by the indicated votes:

                                  For            % *      Withheld         % *

         L. J. R. de Vink      355,593,123      97.2      10,358,026       2.8

         H. L. Kaplan          356,021,262      97.3       9,929,887       2.7

         H. B. Price           355,268,180      97.1      10,682,969       2.9

         I. G. Seidenberg      355,466,206      97.1      10,484,943       2.9

         *  % of shares voted

         The following Directors had terms of office as Directors continuing after the date of the Annual Meeting:

         J. Brademas               E.E. Phillips
         R.L. Carrion              F.V. Salerno
         S.P. Goldstein            W.V. Shipley
         E.T. Kennan               J.R. Stafford

         The appointment of the firm of Coopers & Lybrand as independent auditors was ratified by the indicated votes:

                                                          % of Shares Voted
         For:                357,619,017 shares                  97.7%

         Against:              5,609,283 shares                   1.5%

         Abstain:              2,722,849 shares                   0.7%

         Changes in the Non-Employee Director Compensation Program were ratified by the indicated votes:

                                                          % of Shares Voted
         For:                320,872,192 shares                  87.7%

         Against:             37,084,269 shares                  10.1%

         Abstain:              7,994,688 shares                   2.2%

Form 10-Q Part II

                                NYNEX CORPORATION
                           PART II - OTHER INFORMATION

         Share Owner Proposals

1.       To require the repeal of Board Classification:

                                                          % of Shares Voted
         For:                137,075,635 shares                  41.1%

         Against:            188,422,106 shares                  56.5%

         Abstain:              8,229,964 shares                   2.5%

2. To require a listing of corporate contributions in the Annual report:

                                                          % of Shares Voted
         For:                 41,857,855 shares                  12.6%

         Against:            276,137,598 shares                  82.8%

         Abstain:             15,467,346 shares                   4.6%

3.       To require cumulative voting for directors:

                                                          % of Shares Voted
         For:                 66,571,039 shares                  19.9%

         Against:            228,989,208 shares                  68.7%

         Abstain:             37,902,549 shares                  11.4%

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits.

         Exhibit
         Number
         -------
         (4)(a) Rights Agreement, dated as of October 19, 1989, between NYNEX and American Transtech Inc. (Exhibit No. 1 to the Registrant's Current Report on Form 8-K, Date of Report, October 20, 1989, File No. 1-8608)

         (a)1 First Amendment to Rights Amendment, dated April 21, 1996, between NYNEX and First National Bank of Boston, as successor rights agent (Exhibit No. 4(a) to the Registrant's Quarterly Report on Form 10-Q, for the period ended March 31, 1996)

         (a)2 Second Amendment to Rights Agreement, dated July 2nd, 1996, between NYNEX and First National Bank of Boston, as successor rights agent

       (10)iii1a  Amendment to NYNEX Senior Management Short Term Incentive Plan

       (10)iii5a Amendment to NYNEX Corporation Deferred Compensation Plan for Non-Employee Directors

       (10)iii8   NYNEX Senior Management Incentive Award Deferral Plan

       (10)iii13c Amendment to NYNEX Senior Management Long Term Incentive Plan

       (10)iii14g Amendment to NYNEX Senior Management Non-Qualified Pension
                  Plan

       (10)iii15a NYNEX Corporation Non-Employee Director Pension Plan (Exhibit
                  No. 99 to the Registrant's Proxy Statement dated March 18, 1996, File No. 1-8608)

       (10)iii16  NYNEX Senior Management Non-Qualified Supplemental Savings
                  Plan

       (10)iii21  NYNEX Supplemental Life Insurance Plan

       (10)iii30a Amendment to NYNEX Executive Officer Short Term Incentive Plan

       (10)iii32 NYNEX Senior Management Non-Qualified Defined Contribution Pension Plan

       (10)iii32a Description of amendment to NYNEX Senior Management
                  Non-Qualified Defined Contribution Pension Plan

       (10)iii33  NYNEX Account Balance Deferral Plan

       (10)iii34 NYNEX Corporation Non-Employee Director Retainer Stock Plan (Exhibit No. 99 to the Registrant's Proxy Statement dated March 18, 1996, File No. 1-8608)




         (12)     Computation of Ratio of Earnings to Fixed Charges

         (27)     Financial Data Schedule

         (b)      Reports on Form 8-K.

                  NYNEX's Current Report on Form 8-K, date of report April 21, 1996, and filed April 23, 1996, reporting on Items 5 and 7.

Form 10-Q

                                NYNEX CORPORATION





                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          NYNEX CORPORATION



                                          ---------------------------
                                          M. Meskin
                                          Vice President - Financial
                                          Operations and Comptroller
                                          (Principal Financial Officer)


August 7, 1996