Form 10-Q
period 1996-09-30
NYNEX CORP
filed 1996-11-08
CIK 732714

Form 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)
---
 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996


                                       OR

---
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______


                          Commission File Number 1-8608



                                NYNEX CORPORATION


              Incorporated under the laws of the State of Delaware

                I.R.S. Employer Identification Number 13-3180909

              1095 Avenue of the Americas, New York, New York 10036

                         Telephone Number (212) 395-2121





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.
                                       ---

At October 31, 1996, 439,989,478 common shares were outstanding.

Form 10-Q Part I         Part I - FINANCIAL INFORMATION

                                NYNEX CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
              (In millions, except per share amounts) (Unaudited)




                                                                    Three Months                      Nine Months
For the Period Ending September 30,                           1996              1995             1996              1995
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Local services                                           $1,695.7          $1,694.0         $5,038.9          $5,036.0
   Long distance                                               274.0             261.0            812.1             774.4
   Network access                                              935.6             869.6          2,715.0           2,658.6
   Other                                                       518.4             428.2          1,557.5           1,633.6
                                                            --------          --------         --------          --------
     Total operating revenues                                3,423.7           3,252.8         10,123.5          10,102.6
                                                            --------          --------         --------          --------

OPERATING EXPENSES
   Maintenance and support                                     852.4             780.5          2,474.6           2,290.3
   Depreciation and amortization                               611.3             622.9          1,891.4           1,935.6
   Marketing and customer services                             357.6             359.8          1,055.5           1,041.4
   Taxes other than income                                     229.3             206.0            670.6             711.5
   Selling, general and administrative                         435.5             500.4          1,585.5           1,930.1
   Other                                                       181.7             155.3            547.8             596.1
                                                            --------         ---------         --------          --------
     Total operating expenses                                2,667.8           2,624.9          8,225.4           8,505.0
                                                            --------         ---------         --------          --------

Operating income                                               755.9             627.9          1,898.1           1,597.6

Gain on sale of stock
 by subsidiary                                                   -                 -                -               264.1
Other income (expense) - net                                   (25.4)             77.7            (32.6)             20.1
Interest expense                                               155.3             194.0            476.8             577.0
Income (loss) from long-term investments                        49.8              37.8            135.7              48.3
                                                            --------         ---------        ---------           -------

Earnings before income taxes, extraordinary
 item and cumulative effect of change
 in accounting principle                                       625.0             549.4          1,524.4           1,353.1

Income taxes
   Federal                                                     199.2             174.1            473.3             385.0
   State, local and other                                       31.3              32.4             84.8             134.2
                                                            --------         ---------         --------          --------
     Total income taxes                                        230.5             206.5            558.1             519.2
                                                            --------         ---------         --------          --------

Earnings before extraordinary item and
 cumulative effect of change in
 accounting principle                                          394.5             342.9            966.3             833.9

Extraordinary item for the discontinuance
 of regulatory accounting principles,
 net of taxes                                                    -                -                 -            (2,919.4)

Cumulative effect of change in accounting
 for directory publishing income, net
 of taxes (Note(b))                                              -                -               131.0               -
                                                           --------          ---------         --------         ---------

NET INCOME (LOSS)                                           $  394.5         $   342.9        $ 1,097.3         $(2,085.5)
                                                            ========         =========        =========         =========





          See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                                NYNEX CORPORATION
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (Continued)
              (In millions, except per share amounts) (Unaudited)

                                                                   Three Months                       Nine Months
For the Period Ending September 30,                           1996              1995             1996              1995
-----------------------------------------------------------------------------------------------------------------------
Earnings per share before extraordinary item
 and cumulative effect of change in
 accounting principle                                    $    .90         $    .80            $   2.22          $   1.96

Extraordinary item per share                                    -                -                   -             (6.86)

Cumulative effect, per share, of change
 in accounting principle                                        -                -                 .30                 -
                                                         --------         --------            --------          --------

Earnings (loss) per share                                $    .90         $    .80            $   2.52          $  (4.90)
                                                         --------         --------            --------          --------

Weighted average number of shares
  outstanding                                               439.0            428.1               436.3             425.9
                                                         --------         --------            --------          --------

Dividends declared per share                             $    .59         $    .59            $   1.77          $   1.77
                                                         --------         --------            --------          --------

Retained earnings (Accumulated deficit)
   Beginning of period                                   $  195.6         $ (457.0)           $      -           2,208.2
     Net income (loss)                                      394.5            342.9             1,097.3          (2,085.5)
     Dividends declared*                                   (259.2)               -              (774.9)           (251.0)
     Other                                                    9.4             (6.2)               17.9               8.0
                                                         --------         --------            --------          --------
   End of period                                         $  340.3         $ (120.3)           $  340.3          $ (120.3)
                                                         ========         =========           ========          ========

* The second and third quarter 1995 dividends were declared out of Additional paid-in capital.











          See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                                NYNEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            (In millions) (Unaudited)

                                                                           September 30,             December 31,
                                                                               1996                     1995
                                                                           -------------             ------------
ASSETS
Current assets:
   Cash and temporary cash investments                                         $    94.2               $    93.2
   Receivables (net of allowance of $249.0
     and $221.6, respectively)                                                   2,972.6                 2,636.2
   Inventories                                                                     187.8                   141.3
   Prepaid expenses                                                                324.2                   360.2
   Deferred charges and other current assets                                       342.8                   450.2
                                                                               ---------               ---------
     Total current assets                                                        3,921.6                 3,681.1
                                                                               ---------               ---------
Property, plant and equipment - at cost                                         36,836.1                35,734.6
  Less: accumulated depreciation                                               (19,725.5)              (18,679.3)
                                                                               ---------               ---------
                                                                                17,110.6                17,055.3
                                                                               ---------               ---------

Long-term investments                                                            3,647.0                 3,286.2
Deferred charges and other assets                                                2,030.8                 1,873.3
                                                                               ---------               ---------
       Total Assets                                                            $26,710.0               $25,895.9
                                                                               =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $ 2,618.9               $ 2,902.2
   Short-term debt                                                                 433.1                   506.6
   Other current liabilities                                                       392.1                   577.4
                                                                               ---------               ---------
     Total current liabilities                                                   3,444.1                 3,986.2
                                                                               ---------               ---------
Long-term debt                                                                   9,195.5                 9,336.9
Deferred income taxes                                                            1,373.4                 1,332.4
Unamortized investment tax credits                                                 175.6                   198.8
Other long-term liabilities and deferred credits                                 4,070.4                 3,885.0

Minority interest, including a portion subject to
redemption requirements (Note (d))                                               1,679.7                 1,077.4

Commitments and contingencies (Notes (c), (f) and (g))
Stockholders' equity:
   Preferred stock - $1 par value                                                      -                       -
          shares authorized: 70,000,000
          shares issued: None
   Preferred stock - Series A Junior Participating                                     -                       -
     - $1 par value
          shares authorized: 5,000,000
          shares issued: None
   Common stock - $1 par value                                                     454.5                   447.2
          shares authorized: 750,000,000
          shares issued:
             at September 30, 1996 - 454,458,352
             at December 31, 1995 - 447,174,181
   Additional paid-in capital *                                                  6,894.7                 6,566.9
   Retained earnings                                                               340.3                       -
   Treasury stock 14,766,318 and 14,756,356 shares,
    respectively, at cost)                                                        (591.5)                 (591.1)
   Deferred compensation - LESOP Trust                                            (326.7)                 (343.8)
                                                                               ---------               ---------
    Total stockholders' equity                                                   6,771.3                 6,079.2
                                                                               ---------               ---------
       Total Liabilities and Stockholders' Equity                              $26,710.0               $25,895.9
                                                                               =========               =========


* The second and third quarter 1995 dividends were declared out of Additional paid-in capital.

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                                NYNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions) (Unaudited)


For the Nine Months Ended September 30,                                               1996                1995
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $  1,097.3           $(2,085.5)
                                                                                  ----------           ---------
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Extraordinary item, net of taxes                                                      -             2,919.4
     Depreciation and amortization                                                   1,891.4             1,935.6
     Amortization of unearned lease income-net                                         (72.2)              (68.3)
     Deferred income taxes - net                                                        21.9                18.6
     Deferred tax credits - net                                                        (33.6)              (27.9)
     Gain on sale of stock by subsidiary                                                   -              (264.1)
     Changes in operating assets and liabilities:
       Receivables                                                                    (336.6)              (64.4)
       Inventories                                                                     (46.5)               25.3
       Prepaid expenses                                                                 36.0              (158.0)
       Deferred charges and other current assets                                       107.4               (48.7)
       Accounts payable                                                               (287.3)               75.1
       Other current liabilities                                                      (185.3)              (11.9)
     Other-net                                                                          68.0               287.0
                                                                                    --------           ---------
       Total adjustments                                                             1,163.2             4,617.7
                                                                                    --------           ---------
Net cash provided by operating activities                                            2,260.5             2,532.2
                                                                                    --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                (1,901.3)           (2,125.3)
Investment in leased assets                                                            (97.1)             (171.3)
Cash received from leasing activities                                                   85.3                72.7
Other investing activities-net                                                        (231.6)             (384.9)
                                                                                    --------           ---------
Net cash used in investing activities                                               (2,144.7)           (2,608.8)
                                                                                    --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of commercial paper and short-term debt                                    16,733.9             9,900.6
Repayment of commercial paper and short-term debt                                  (16,864.0)           (9,916.1)
Issuance of long-term debt                                                              49.9               134.5
Repayment of long-term debt and capital leases                                        (144.2)             (120.4)
Issuance of common stock                                                               234.7               120.2
Dividends paid                                                                        (691.9)             (672.4)
Minority interest                                                                      566.8                12.6
Proceeds from sale of stock by subsidiary, net                                             -               610.3
                                                                                    --------           ---------
Net cash (used in) provided by financing activities                                   (114.8)               69.3
                                                                                   ---------           ---------

Net increase (decrease) in Cash and temporary
   cash investments                                                                      1.0                (7.3)
Cash and temporary cash investments at
   beginning of period                                                                  93.2               137.5
                                                                                    --------           ---------
Cash and temporary cash investments at
   end of period                                                                    $   94.2           $   130.2
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

(b) CHANGE IN ACCOUNTING PRINCIPLE - Effective January 1, 1996, NYNEX Information Resources Company ("Information Resources"), a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX believes the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. The initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash after-tax gain of $131.0 million, or $.30 per share, in the first quarter of 1996. The impact of applying the point of publication method during the three months and the nine months ended September 30, 1996 resulted in a $1.2 million, or $.00 per share and a $25.8 million, or $.05 per share increase to net income, respectively.

Form 10-Q Part I
                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Pro forma results, assuming the point of publication method had been applied during the third quarter and first nine months of 1995, are as follows:

                                              (In millions, except per share amounts)
                                         Three Months Ended                  Nine Months Ended
                                         September 30, 1995                  September 30, 1995
                                       Pro forma  As Reported           Pro forma           As Reported
Net Income (Loss)                     $ 346.3           $   342.9            $(2,062.9)         $(2,085.5)
Earnings (Loss) Per Share                $.81              $  .80               $(4.84)            $(4.90)


 (c) FINANCIAL COMMITMENTS AND GUARANTEES - As of December 31, 1995, New York Telephone Company ("New York Telephone"), a wholly-owned subsidiary of NYNEX, had deferred $188 million of revenues ($161 million under a New York State Public Service Commission ("NYSPSC") approved regulatory plan associated with commitments for fair competition, universal service, service quality and infrastructure improvements, and $27 million for a service improvement plan obligation). These deferred revenues will be recognized as commitments are met or obligations are satisfied under the plans. If New York Telephone is unable to meet certain of these commitments, the NYSPSC has the authority to require New York Telephone to rebate these revenues to its customers. During the first nine months of 1996, $43 million of the deferred revenues were recognized in connection with intraLATA presubscription ("ILP") and other commitments that were met in 1996 and $50 million of the deferred revenues were utilized for rebates issued to customers for not meeting service commitments in prior periods. As of September 30, 1996, $95 million of revenues remained deferred.

The Incentive Plan approved by the NYSPSC in 1995 (as disclosed in NYNEX's
1995 Annual Report) establishes service quality targets with stringent rebate provisions if New York Telephone is unable to meet some or all of the targets. In November the NYSPSC announced its decision that, based on service performance results for Plan Year 1, which ended August 31, 1996, New York Telephone will be required to issue rebates to customers in the aggregate amount of at least $62 million, approximately $14 million of which has been already issued and $32 million of which has already been accrued. The NYSPSC staff is reviewing New York Telephone's claims of miscalculation of certain service performance data related to approximately $10 million in additional rebates.

(d) MINORITY INTEREST - Consistent with the terms and conditions of the December 1995 non-recourse securitization transaction (as disclosed in the 1995 Annual Report), during March 1996, NYNEX monetized its investment in Viacom Inc. ("Viacom") Series B Cumulative Preferred Stock by an additional $500 million. As a result, NYNEX has monetized a total of $600 million which represents approximately 50% of NYNEX's investment in Viacom. The additional $500 million of proceeds from this transaction were used to further reduce outstanding commercial paper. These additional proceeds received by Kipling Associates L.L.C. (a 50% owned and controlled NYNEX subsidiary) from Mandalay Investors L.L.C. ("Mandalay") (a third-party owned and controlled entity) are reflected in "Minority Interest, including a portion subject to redemption requirements."

Form 10-Q Part I
                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(e) SUPPLEMENTAL CASH FLOW INFORMATION - The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                                                   For the Nine Months Ended
                                                                                         September 30,
(In millions)                                                                       1996                 1995
                                                                                    ----                 ----
Income tax payments - net                                                         $  420.0               $365.2
Interest payments                                                                 $  461.1               $448.9

Non-cash transactions:
Additions to property, plant, and equipment
     under capital lease obligations                                                     -               $   .1
Contribution of certain cellular net assets in
     exchange for an equity investment in
     Bell Atlantic NYNEX Mobile cellular
     partnership                                                                         -               $593.5
Common Stock issued for Dividend Reinvestment and
     Stock Purchase Plan and stock compensation plans                               $ 84.1               $ 83.7
Commercial paper borrowings classified as
     Long-term debt                                                               $1,807.8                    -

 (f) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters may possibly require the telephone subsidiaries to refund a portion of the revenues collected in the current and prior periods. As of September 30, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $354 million, plus related interest, of which approximately $273 million is attributable to affiliate transaction issues in New York Telephone's 1990 intrastate rate case. In July of 1996, New York Telephone filed with the NYSPSC a joint stipulation and settlement agreement on behalf of New York Telephone, the NYSPSC staff, the New York State Consumer Protection Board and the New York State Department of Law. The agreement provides for a refund of $83 million by New York Telephone, with no other revenues subject to refund, and resolves all pending issues, as well as certain portions of the proceeding instituted in 1992 to review New York Telephone's Directory License Agreement with Information Resources. The agreement is subject to approval by the NYSPSC. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

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

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


 (h) NYNEX AND BELL ATLANTIC CORPORATION MERGER - On July 2, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") executed an amendment to their definitive merger agreement (the "Merger"), effecting a technical change in the transaction structure of the Merger of equals announced on April 22, 1996. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed Merger. The exchange ratio for shares is restated to reflect the difference in the transaction. Each NYNEX shareholder will receive 0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the Merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the Merger under a 1913 District of Columbia "anti-merger" law. The Merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, the approval of the shareholders of both NYNEX and Bell Atlantic and receipt of opinions that the Merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. The transaction is expected to close by April 1997. A Special Meeting of Share Owners of NYNEX was held on November 6, 1996. At the meeting NYNEX announced preliminary voting results, indicating that proxies representing approximately 76 percent of the outstanding shares had been returned, of which 96.4 percent voted to approve the Merger.

 (i) SUBSEQUENT EVENT - On October 22, 1996 Cable & Wireless plc, NYNEX and Bell Canada International Inc. announced an agreement to form a new company, Cable & Wireless Communications ("C&W Communications"), to merge the operations, and ultimately hold 100 percent ownership, of their United Kingdom subsidiaries and affiliates: Mercury Communications Limited, NYNEX Cablecomms Group PLC and NYNEX Cablecomms Group, Inc., Bell Cablemedia plc and Videotron Holdings Plc. Upon completion of all transactions, which are subject to certain pre-conditions, NYNEX will own 18.5 percent of the fully diluted share capital of C&W Communications.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income

Net income for the three months and nine months ended September 30, 1996 was $394.5 million, or $.90 per share, and $1.1 billion, or $2.52 per share, respectively. Net income (loss) for the three months and nine months ended September 30, 1995 was $342.9 million, or $.80 per share, and $(2.1) billion, or $(4.90) per share, respectively.

Net income for the third quarter of 1996 includes an after-tax gain of $5.9 million or $.01 per share resulting from revised charges related to customer claims as a result of favorable negotiations with interexchange carriers and a charge of $13.9 million, or $.03 per share, for pension enhancements. Net income for the third quarter of 1995 included an after-tax gain of $67.4 million, or $.16 per share, as a result of the formation of the Bell Atlantic NYNEX Mobile cellular partnership, and after-tax charges of $91.3 million, or $.22 per share, for accruals related to various self insurance programs, legal and regulatory contingencies, operating tax provisions, revised benefit charges and pension enhancements.

Excluding the above items, net income for the third quarter of 1996 would have been $402.5 million, or $.92 per share, an improvement of $35.7 million, or 9.7%, over adjusted net income for the third quarter of 1995.

THIRD QUARTER OF 1996 AS COMPARED TO THIRD QUARTER 1995

Operating revenues

Operating revenues for the third quarter of 1996 were $3.4 billion, an improvement of $170.9 million, or 5.3%, from the third quarter of 1995.

Included in operating revenues for the third quarter of 1996 was a $9 million increase resulting from revised charges related to customer claims as a result of favorable negotiations with interexchange carriers. Included in operating revenues for the third quarter of 1995 was a net reversal of $23.7 million (($3.5) million intrastate and $27.2 million interstate) of revenues collected on behalf of the taxing authority from interexchange carriers associated with gross receipts tax. (New York Telephone is no longer required to collect gross receipts tax from interexchange carriers and to remit to the taxing authority.)

Excluding the item discussed above, operating revenues would have improved $138.2 million, or 4.2%, over adjusted operating revenues for the third quarter of 1995. Revenues from New York Telephone, New England Telephone ("New England Telephone") and Telesector Resources Group, Inc. ("Telesector Resources") (collectively, the "telecommunications group") would have improved by 2.7% to $3.1 billion. Revenues from NYNEX's other subsidiaries (the "nontelephone subsidiaries") improved 19.7% to $355.5 million.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The adjusted operating revenue improvement of $138.2 million, or 4.2%, includes the following categories:

Local service revenues improved $5.2 million, or .3%. The $5.2 million increase results primarily from the net of (i) a $42 million increase resulting primarily from increased demand, driven by growth in access lines and sales of calling features and (ii) $23 million in rate reductions primarily in New York and Massachusetts and a $14 million decrease due to service rebates paid to customers pursuant to an NYSPSC-approved performance-based regulatory plan (the "Plan"). Certain decreases, primarily due to customer selection of competing carriers as a result of intraLATA presubscription ("ILP") are being partially offset by increases in network access revenues, the effects of which are expected to continue. Certain substantial increases due to marketing-based competitive responses, primarily Optional Calling Plans ("OCPs"), are included in long distance revenues.

Long distance revenues improved $13.0 million, or 5.0%. The $13.0 million improvement results primarily from the net of (i) a $20 million increase primarily due to increased demand for message toll service, resulting from the previously mentioned OCPs, and (ii) $7 million in rate reductions in Maine, New York, Massachusetts and New Hampshire. Certain decreases primarily due to ILP, are being partially offset by increases in network access revenues.

Network access revenues improved $29.8 million, or 3.3%. The $29.8 million improvement results primarily from the net of (i) a $65 million increase primarily due to increased demand, including the previously mentioned shift from local and long distance revenues, and (ii) a $28 million reduction in interstate rates and a $7 million reduction in intrastate rates primarily in New York.

Other revenues improved $90.2 million, or 21.1%. At the telecommunications group, the $31.7 million improvement in other revenues results primarily from the net of (i) the recognition of $22 million previously deferred revenues in connection with Plan commitments that were met in 1996, an $8 million increase in revenues from increased demand for voice messaging services and other miscellaneous customer services and (ii) a $4 million decrease due to the reduction of revenues for anticipated service rebate obligations under the Plan. At the nontelephone subsidiaries, the $58.5 million improvement in other revenues results primarily from a $30 million increase in publishing revenues resulting from the change in the recognition of directory publishing revenues (see Cumulative effect of change in accounting principle), changes in publication dates, and growth in traditional publishing markets, and a $24 million improvement in revenues due to significant increases in cable television/telephone customers and telecommunications lines in the United Kingdom.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Operating expenses

Operating expenses for the third quarter of 1996 were $2.7 billion, an increase of $42.9 million, or 1.6%, from the third quarter of 1995.

Included in operating expenses for the third quarter of 1996 were pension enhancement charges of $21.9 million. Included in operating expenses for the third quarter of 1995 were charges of $39.0 million for accruals related to various self insurance programs, legal and regulatory contingencies, operating tax provisions and revised benefit charges, pension enhancement charges of $38.0 million, and a net reversal of $23.7 million of gross receipts tax collected and remitted to the taxing authority (see Operating revenues).

Excluding the items discussed above, operating expenses would have increased $74.3 million, or 2.9%, over adjusted operating expenses for the third quarter of 1995. Telecommunications group operating expenses would have increased $30.9 million, or 1.3% and the nontelephone subsidiaries' operating expenses would have increased $43.4 million, or 17.3%.

At the telecommunications group, the $30.9 million adjusted increase results primarily from the net of (i) a $22 million increase to implement the competitive checklist provisions of the Telecommunications Act of 1996, (the "Act") the effects of which are expected to continue (see REGULATORY ENVIRONMENT
- Federal), a $35 million increase in wages primarily due to additional labor costs attributable to initiatives to improve service quality, and (ii) a $19 million decrease in benefit expenses primarily due to changes in accruals for benefit assumptions and reductions in the work force attributable to the force reduction program and a net $15 million decrease in depreciation due to revised estimates of future net salvage value and remaining useful lives, partially offset by growth in depreciable plant investment. At the nontelephone subsidiaries, the $43.4 million adjusted increase results primarily from an increase in publishing expenses resulting from the change in the recognition of directory production expenses (see Cumulative effect of change in accounting principle), changes in publication dates and growth in traditional publishing markets and significant increases in cable television/telephone customers and telecommunications lines in the United Kingdom.

The components of the pension enhancement charges for the third quarter of 1996 and 1995 are as follows:

                                                                For the Three Months Ended
                                                                         September 30,
(In millions)                                                1996*                            1995*
                                                             ----                             ----
                                                   Pretax            After-Tax        Pretax        After-Tax
Pension enhancement charges                          $ 19.4             $ 12.3          $ 80.6         $ 50.7
Postretirement medical costs                            2.5                1.6           (42.6)         (27.0)
                                                     ------             ------          ------         ------
                                                     $ 21.9             $ 13.9          $ 38.0         $ 23.7
                                                     ======             ======          ======         ======

*        1996 - 160 management and 180 nonmanagement employees
         1995 - 410 management and 470 nonmanagement employees

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Operating income

Operating income for the third quarter of 1996 was $755.9 million, an improvement of $128.0 million, or 20.4% over the third quarter of 1995.

Operating income, after adjusting for the items discussed above in Operating revenues and Operating expenses, would have been $768.8 million, an improvement of $63.9 million, or 9.1%, over adjusted operating income for the third quarter of 1995. Operating margin for the third quarter of 1996 would have improved 1.0 percentage points to 22.5 from 21.5 adjusted. This improvement resulted from improved productivity as adjusted expense growth of 2.9% was outpaced by adjusted revenue growth of 4.2%.

Other income (expense) - net

Other income (expense) - net for the third quarter of 1996 decreased $103.1 million from the third quarter of 1995. The $103.1 million decrease results primarily from a $70 million gain in 1995 on the sale of cellular properties in connection with the formation of the Bell Atlantic NYNEX Mobile ("BANM") cellular partnership, a $14 million increase in minority interest expense primarily as a result of NYNEX's investment in Mandalay, and an $8 million decrease in other income at the telephone subsidiaries.

Interest expense

Interest expense for the third quarter of 1996 decreased $38.7 million, or 19.9%, from the third quarter of 1995, primarily due to a $10 million increase in capitalized interest expense at the nontelephone subsidiaries, a $9 million decrease in capitalized interest expense at the telephone subsidiaries, and a $9 million decrease due to interest expense on corporate owned life insurance borrowings in 1995. In addition, there was a $3 million decrease due to total debt decreasing from $9.8 billion at the end of the third quarter of 1995 to $9.6 billion at the end of the third quarter 1996 while average interest rates remained essentially flat at 7.0%.


Income (loss) from long-term investments

Income (loss) from long-term investments for the third quarter of 1996 improved $12.0 million, or 31.7%, over the third quarter of 1995. The $12.0 million improvement results primarily from the net of (i) equity income from the BANM cellular partnership and (ii) losses from investments in PrimeCo Personal Communications, L.P. ("PrimeCo").

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Income taxes

Income taxes for the third quarter of 1996 increased $24.0 million, or 11.6%, over the third quarter of 1995 primarily attributable to an increase in pretax income.


FIRST NINE MONTHS OF 1996 AS COMPARED TO FIRST NINE MONTHS OF 1995

Operating revenues

Operating revenues for the nine months ended September 30, 1996 were $10.1 billion, an increase of $20.9 million from the first nine months of 1995.

Included in operating revenues for the first nine months of 1996 were charges of $55.0 million related to customer claims which were subsequently revised to $41.0 million as a result of favorable negotiations with interexchange carriers and a $14.0 million refund ordered by the NYSPSC pertaining to intrastate gross receipts tax collected by New York Telephone in 1995 on behalf of interexchange carriers. Included in operating revenues for the first nine months of 1995 were revenues of NYNEX Mobile Communications Company ("NYNEX Mobile"), which was deconsolidated as a result of the BANM cellular partnership formed on July 1, 1995, amounting to $399.8 million and $10.5 million of intrastate revenues collected on behalf of the taxing authority from interexchange carriers associated with gross receipts tax. (New York Telephone is no longer required to collect gross receipts tax from interexchange carriers and to remit to the taxing authority.)

Excluding the items discussed above, operating revenues would have improved $486.2 million, or 5.0%, over adjusted operating revenues for the first nine months of 1995. Revenues from the telecommunications group would have improved by 3.4% to $9.1 billion. Revenues from the nontelephone subsidiaries would have improved 21.3% to $1.1 billion.

The adjusted operating revenue improvement of $486.2 million, or 5.0%, includes the following categories:

Local service revenues improved $27.4 million, or .5%. The $27.4 million improvement results primarily from the net of (i) a $164 million increase resulting primarily from increased demand, driven by growth in access lines and sales of calling features, and (ii) $73 million in rate reductions primarily in New York and Massachusetts, a $50 million decrease resulting from the reclassification of the reduction of revenues due to obligations pursuant to a service improvement plan implemented in 1994, from Other revenues to Local service revenues (see Other revenues) and a $14 million decrease due to service rebates to customers in 1996 pursuant to the Plan. Certain decreases, primarily due to customer selection of competing carriers as a result of ILP are being partially offset by increases in Network access revenues, the

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

effects of which are expected to continue. Certain substantial increases due to marketing-based competitive responses, primarily OCPs, are included in long distance revenues.

Long distance revenues improved $37.7 million, or 4.9%. The $37.7 million improvement results primarily from the net of (i) a $65 million increase primarily due to increased demand for message toll service, resulting from the previously mentioned OCPs, and (ii) $27 million in rate reductions in Maine, New York, Massachusetts and New Hampshire. Certain decreases, primarily due to ILP, are being partially offset by increases in network access revenues.

Network access revenues improved $97.4 million, or 3.7%. The $97.4 million improvement results primarily from the net of (i) a $187 million increase primarily due to increased demand, including the previously mentioned shift from local and long distance revenues, and (ii) a $68 million reduction in interstate rates and a $22 million reduction in intrastate rates.

Other revenues improved $323.7 million, or 26.2%. At the telecommunications group, the $134.2 million improvement in other revenues results primarily from the net of (i) a $50 million increase resulting from the reclassification of the reduction of revenues from Other revenues to Local service revenues (see Local service revenues), a net $44 million increase due to the 1995 cessation of "setting aside" revenues and the recognition of previously "set aside" revenues as a result of an NYSPSC order approving the Plan effective the second quarter of 1995, the recognition of $43 million previously deferred revenues in connection with ILP and other Plan commitments that were met in 1996, a $14 million increase in revenues from increased demand for voice messaging services and other miscellaneous customer services, a $9 million increase due to the elimination of the deferral of intrastate revenues as a result of the discontinuance of regulatory accounting principles and (ii) a $30 million decrease due to the reduction of revenues for anticipated service rebate obligations under the Plan. At the nontelephone subsidiaries, the $189.5 million improvement in other revenues results primarily from a $118 million increase in publishing revenues resulting from the change in the recognition of directory publishing revenues (see Cumulative effect of change in accounting principle), changes in publication dates and growth in traditional publishing markets, and a $72 million improvement in revenues due to significant increases in cable television/telephone customers and telecommunications lines in the United Kingdom.

Operating expenses

Operating expenses for the first nine months of 1996 were $8.2 billion, a decrease of $279.6 million, or 3.3%, from the first nine months of 1995.

Included in operating expenses for the first nine months of 1996 were pension enhancement charges of $176.9 million, charges of $110.0 million related to various self-insurance programs and legal and regulatory contingencies and a

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

$14.0 million intrastate gross receipts tax refund (see Operating revenues). Included in operating expenses for the first nine months of 1995 were NYNEX Mobile expenses amounting to $336.3 million, pension enhancement charges of $287.7 million, charges of $237.9 million for accruals related to various self-insurance programs, legal and regulatory contingencies, operating tax provisions and revised benefit charges and $10.5 million of gross receipts tax collected and remitted to the taxing authority (see Operating revenues).

Excluding the items discussed above, operating expenses would have increased $319.9 million, or 4.2% over adjusted operating expenses for the first nine months of 1995. Telecommunications group operating expenses would have increased $160.0 million, or 2.3%, and the nontelephone subsidiaries' operating expenses would have increased $159.9 million, or 22.0%.

At the telecommunications group, the $160.0 million adjusted increase results primarily from the net of (i) a $103 million increase in wages primarily due to additional labor costs attributable to initiatives to improve service quality, a $61 million increase in contracted and centralized services due to process re-engineering costs not accrued for in 1993 restructuring reserves, a $38 million increase in advertising and marketing costs, a $29 million increase relating to the implementation of the competitive checklist provisions of the Act, the effects of which are expected to continue (see REGULATORY ENVIRONMENT - Federal) and (ii) a $30 million decrease in benefit expenses primarily due to changes in accruals for benefit assumptions and reductions in the work force attributable to the force reduction program and a net $13 million decrease in depreciation due to revised estimates of future net salvage value and remaining useful lives and the discontinuance of regulatory accounting principles in 1995, partially offset by growth in depreciable plant investment. At the nontelephone subsidiaries, the $159.9 million adjusted increase results primarily from an increase in publishing expenses resulting from the change in the recognition of directory production expenses (see Cumulative effect of change in accounting principle), changes in publication dates and growth in traditional publishing markets and significant increases in cable television/telephone customers and in telecommunications lines in the United Kingdom.

The components of the pension enhancement charges for the first nine months of 1996 and 1995 are as follows:

                                                                For the Nine Months Ended
                                                                        September 30,
(In millions)                                                1996*                            1995*
                                                             ----                             ----
                                                   Pretax            After-Tax        Pretax        After-Tax
Pension enhancement charges                          $156.9             $ 98.3         $265.3          $168.9
Postretirement medical costs                           20.0               12.2           22.4            14.8
                                                     ------             ------          -----          ------
                                                     $176.9             $110.5         $287.7          $183.7
                                                     ======             ======         ======          ======

* 1996 - 1,065 management and 1,035 nonmanagement employees 1995 - 1,565 management and 1,365 nonmanagement employees

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Operating income

Operating income for the first nine months of 1996 was $1,898.1 million, an increase of $300.5 million, or 18.8%, over the same period of 1995.

Operating income, after adjusting for the items discussed above in Operating revenues and Operating expenses, would have been $2,226.0 million, an improvement of $166.3 million, or 8.1%, over adjusted operating income for the first nine months of 1995. Operating margin for the first nine months of 1996 would have improved .6 of one percentage point to 21.9% from 21.3% adjusted. This improvement was a result of adjusted expense growth of 4.2% being outpaced by adjusted revenue growth of 5.0%.

Other income (expense) - net

Other income (expense) - net for the first nine months of 1996 decreased $52.7 million from the same period of 1995. The $52.7 million decrease results primarily from the net of (i) a $66 million gain on the sale of NYNEX's interest in Vanstar Corporation ("Vanstar"), $9 million of amortization of transaction costs related to nontelephone subsidiary financing in June of 1995, and a $5 million increase due to a decrease in minority interest expense and (ii) a $70 million gain on the sale of cellular properties and $31 million of costs associated with the formation of the BANM cellular partnership and a $31 million decrease in income due to a change in the recording of capitalized interest expense at the telephone subsidiaries (in 1996, capitalized interest expense is recorded as a reduction to Interest expense).

Interest expense

Interest expense for the first nine months of 1996 decreased $100.2 million, or 17.4%, from the same period of 1995, primarily due to a $27 million decrease resulting from a change in the recording of capitalized interest expense by the telephone subsidiaries (see other income (expense)-net), a decrease of $23 million due to an increase in capitalized interest expense at the nontelephone subsidiaries, a $9 million increase due to interest expense on corporate owned life insurance borrowings in 1995, and a $7 million decrease resulting from the reversal of interest charges on the revenues "set aside" as required by the NYSPSC in 1995. In addition, there was a $16 million decrease due to total debt decreasing from $9.8 billion at the end of the third quarter of 1995 to $9.6 billion at the end of the third quarter 1996 while average interest rates remained essentially flat at 7.0%.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Income (loss) from long-term investments

Income (loss) from long-term investments for the first nine months of 1996 improved $87.4 million over the same period of 1995. The $87.4 million improvement results primarily from the net of (i) equity income from the BANM cellular partnership and (ii) losses from investments in the Tele-TV Partnerships and PrimeCo.

Income taxes

Income taxes for the first nine months of 1996 increased $38.9 million, or 7.5%, over the same period of 1995 primarily attributable to an increase in pretax income, partially offset by a decrease resulting from a $30 million provision for various tax issues recorded in the third quarter of 1995.

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

Cumulative effect of change in accounting principle

Effective January 1, 1996, Information Resources, a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX believes the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. The initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash after-tax gain of $131.0 million, or $.30 per share, in the first quarter of 1996. The impact of applying the point of publication method during the three months and the nine months ended September 30, 1996 resulted in a $1.2 million, or $.00 per share and a $25.8 million, or $.05 per share increase to net income, respectively.

The pro forma results, assuming the point of publication method had been applied during the third quarter and first nine months of 1995, are as follows:

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                           (In millions, except per share amounts)
                                      Three Months Ended                   Six Months Ended
                                      September 30, 1995                  September 30, 1995
                                    Pro forma  As Reported               Pro forma        As Reported
Net Income (Loss)                     $346.3          $342.9               $(2,062.9)        $(2,085.5)
Earnings (Loss) Per Share              $0.81           $0.80                  $(4.84)           $(4.90)

While the application of the point of publication method is not expected to have a material impact on total 1996 and pro forma 1995 results, the impact of the change is likely to materially effect the results of certain quarters due to the nature of the change.

NYNEX AND BELL ATLANTIC CORPORATION MERGER

On July 2, 1996, NYNEX and Bell Atlantic executed an amendment to their definitive Merger agreement, effecting a technical change in the transaction structure of the Merger of equals announced on April 22, 1996. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed Merger. The exchange ratio for shares is restated to reflect the difference in the transaction. Each NYNEX shareholder will receive 0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the Merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the Merger under a 1913 District of Columbia "anti-merger" law. The Merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, the approval of the shareholders of both NYNEX and Bell Atlantic, and receipt of opinions that the Merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. The transaction is expected to close by April 1997. A Special Meeting of Share Owners of NYNEX was held on November 6, 1996. At the meeting NYNEX announced preliminary voting results, indicating that proxies representing approximately 76 percent of the outstanding shares had been returned, of which 96.4 percent voted to approve the Merger.

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


SUBSEQUENT EVENT

On October 22, 1996 Cable & Wireless plc, NYNEX and Bell Canada International Inc. announced an agreement, to form a new company, Cable & Wireless Communications ("C&W Communications"), to merge the operations, and ultimately hold 100 percent ownership, of their United Kingdom subsidiaries and affiliates:
Mercury Communications Limited, NYNEX Cablecomms Group PLC and NYNEX Cablecomms Group, Inc., Bell Cablemedia plc and Videotron Holdings Plc. Upon completion of all transactions, which are subject to certain pre-conditions, NYNEX will own
18.5 percent of the fully diluted share capital of C&W Communications.


CURRENT STATUS OF RETIREMENT INCENTIVES

In July 1996, NYNEX extended the period for offering retirement incentives to management employees to mid-1997 in order to better coordinate force sizing with process re-engineering implementation and service improvement initiatives. It was determined in 1995 that, due to volume of business growth, the expected reduction in the number of nonmanagement employees would not be fully realized until 1998. At the present time, NYNEX expects the total number of employees who will elect to take the retirement incentives to be in the range of 19,000 to 20,000 consisting of approximately 9,000 management and 10,000 to 11,000 nonmanagement employees depending on work volumes, needs of the business, and timing of the incentive offers. The increase of an estimated 2,000 additional management employees expected to leave under the retirement incentives results from higher than anticipated acceptances of the retirement incentives.

Due to the increase in management employees expected to accept the incentives, NYNEX anticipates the total additional charges for the incentives to be in the range of $2.2 billion ($1.4 billion after-tax), an increase over the $2.0 billion ($1.3 billion after-tax) estimated at December 31, 1995. As of September 30, 1996, the actual pretax additional charges for retirement

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

incentives recorded to date are $1,385 million and the expected future additional pretax charges are approximately $700 to $900 million, consisting of $350 million for management and in the range of $350 to $550 million for nonmanagement employees.

CURRENT STATUS OF BUSINESS RESTRUCTURING

As a result of NYNEX's most recent experience and projections of remaining costs and work effort for process re-engineering initiatives, systems development costs are expected to exceed earlier projections by $24 million, while work center consolidation and training costs are expected to be lower than originally planned by approximately $19 million and $5 million, respectively.

Reserve Utilization in 1996

The restructuring reserve balance at September 30, 1996, which does not include the liability for postretirement medical benefits associated with employees' leaving NYNEX under the business restructuring, was approximately $207 million. Summarized below are the components of $187 million of reserves utilized during the first nine months of 1996:

         (In millions)
         Severance                                                                               $ 70
         Process Re-engineering:
              Systems redesign:
                  Customer contact                                     $34
                  Customer provisioning                                  -
                  Customer operations                                   30
                  Customer support                                       2
                                                                       ---
                  Total systems redesign                                           $ 66
              Work center consolidation                                               2
              Branding                                                                -
              Relocation                                                              -
              Training                                                                5
              Re-engineering implementation                                           -
                                                                                    ---
              Total process re-engineering                                                         73
         Sale/discontinuance of information
           products and services businesses                                                        10
         Nontelephone subsidiaries' restructuring                                                  34
                                                                                                 ----
         Total                                                                                   $187
                                                                                                 ====

Cost Savings

Since the inception of process re-engineering and the special pension enhancement program in 1994, approximately 14,100 employees have accepted the retirement incentives. On an annualized basis, this will equate to an average reduction in wages and benefits of approximately $761 million. A portion of these cost savings will be offset by the effects of wage and price inflation, growth in volume of business and higher costs attributable to service improvements.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Operating activities: Net cash provided by operating activities was $2,260.5 million and $2,532.2 million for the first nine months of 1996 and 1995, respectively, a decrease of $271.7 million. Changes in operating assets and liabilities used $(712.3) million of cash flows in the first nine months of 1996, primarily as a result of increased accounts receivable and decreased accounts payable. Costs associated with re-engineering activities reserved for in 1993 resulted in cash outlays of approximately $45 million and $120 million in the first nine months of 1996 and 1995, respectively. Pension enhancement charges in the first nine months of 1996 and 1995 did not materially affect operating cash flows because the cash outflows will be incurred primarily by the NYNEX Pension Plans in future years.

Investing activities: Net cash used in investing activities was $2,144.7 million and $2,608.8 million for the first nine months of 1996 and 1995, respectively, a decrease of $464.1 million.

Capital expenditures were $1,901.3 million in the first nine months of 1996, a decrease of $224.0 million, from the first nine months of 1995, primarily due to the deconsolidation of NYNEX Mobile and decreased purchases of computer equipment at Telesector Resources. The largest component of capital expenditures continues to be for the telecommunications group which are funded through cash generated from operations. Buildout of the cable television/telephone network in the United Kingdom continued.

Other investing activities: In the first nine months of 1996, net cash outflows from other investing activities were $153.3 million lower than the same period of 1995. During the first nine months of 1996, cash outflows for additional investments in PrimeCo, the Tele-TV Partnerships, FLAG Limited ("FLAG"), P.T. Excelcomindo Pratama, and others were partially offset by cash received for the sale of NYNEX's interest in Vanstar. During the same period of 1995, cash outflows included the initial $264 million investment in PrimeCo, investments in cellular properties and an additional investment in FLAG.

Financing activities: Net cash (used in) provided by financing activities was $(114.8) million and $69.3 million for the first nine months of 1996 and 1995, respectively, a decrease of $184.1 million. This decrease is primarily due to the $610 million of proceeds from the sale of subsidiary stock in the second quarter of 1995, partially offset by the proceeds from the monetization of a portion of NYNEX's investment in Viacom Preferred Stock in 1996 (see Note (d)) which were used to reduce commercial paper.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Total debt decreased $214.9 million from December 31, 1995. As a result, the debt ratio decreased to 58.7% as of September 30, 1996, compared with 61.8% as of December 31, 1995. On April 1, 1996, $55 million of New York Telephone's 3.375%, Series I Refunding Mortgage Bonds matured. Proceeds necessary to repay these borrowings were raised through the issuance of commercial paper.

Issuance of common stock: During the first nine months of 1996, NYNEX continued to issue common stock for employee savings plans, the Dividend Reinvestment and Stock Purchase Plan ("DRISPP"), stock compensation plans and employee stock option plans resulting in an increase in equity of approximately $318.8 million. The dividends for common stock remained unchanged at $.59 per share in the third quarter of 1996. Effective November 1, 1996, NYNEX resumed purchasing shares in the open market for issuance in connection with employee stock option plans. DRISPP and employee savings plans will also resume purchasing shares in the open market to satisfy plan obligations.

Minority interest: Financing cash flows in the first nine months of 1996 included net funds of $485.1 million primarily provided by the Viacom monetization proceeds (see below).

Liquidity

Viacom: Consistent with the terms and conditions of the December 1995 non-recourse securitization transaction (as disclosed in the 1995 Annual Report), during March 1996, NYNEX monetized its investment in Viacom Series B Cumulative Preferred Stock by an additional $500 million. As a result, NYNEX has monetized a total of $600 million which represents approximately 50% of NYNEX's investment in Viacom. The additional $500 million of proceeds from this transaction were used to further reduce outstanding commercial paper. The additional proceeds received by Kipling Associates L.L.C. (a 50% owned and controlled NYNEX subsidiary) from Mandalay (a third-party owned and controlled entity) are reflected in "Minority Interest, including a portion subject to redemption requirements."

At September 30, 1996, NYNEX had $950 million of unissued, unsecured debt and equity securities registered with the SEC. The proceeds from the sale of securities would be used to provide funds to NYNEX for general corporate purposes. At September 30, 1996, NYNEX Capital Funding Company ("CFC") had $637 million of unissued medium-term debt securities registered with the SEC and in addition had established a US $1 billion Euro medium term note programme under which no notes have yet been issued. In each case, when issued, the notes will be guaranteed by NYNEX. The proceeds from the sale of these securities may be used to provide financing for NYNEX and the nontelephone subsidiaries. At September 30, 1996, New England Telephone and New York Telephone had $500 and $250 million, respectively, of unissued, unsecured debt securities registered with the SEC.

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

$1.8 billion of outstanding commercial paper borrowings was classified as Long-term debt at September 30, 1996 under an unsecured revolving credit facility. With this facility, NYNEX has the ability (and intent) to refinance the commercial paper borrowings on a long-term basis. $350 million of New England Telephone's Debentures are repayable on November 15, 1996, in whole or in part, at the option of the holder, and as such are classified as Short-term debt at September 30, 1996 and December 31, 1995. No options to elect repayment were received and, therefore, the Debentures will be classified as Long-term debt at December 31, 1996.


REGULATORY ENVIRONMENT


In response to regulatory filings made by NYNEX in July, state regulatory commissions in Connecticut, Maine, New York and Vermont have indicated that they have the authority to approve the Merger and have initiated proceedings. The New Hampshire Public Utilities Commission ("NHPUC") has also initiated proceedings to review the Merger. The Massachusetts Department of Public Utilities has issued an order stating that it will review the Merger within the context of its general supervisory authority over telephone operations within the Commonwealth and has scheduled public hearings. The Rhode Island Public Utilities Commission ("RIPUC") may also seek to review the Merger. Evidentiary hearings were held in Connecticut in August and September, and are scheduled in November before the Maine Public Utilities Commission, and in December before the New Hampshire, New York and Vermont regulatory commissions. In October, the Connecticut Department of Public Utility Control issued a Draft Decision, finding that the proposed merger would be in the public interest. A Final Decision is expected in November.

The governing legal standard varies from state to state, but generally requires a showing that the Merger is consistent with the public interest. As part of that standard, these state regulatory commissions may look at the impact of the Merger on competition, rates, and service quality as well as the impact on the customers and employees of the local telephone company.

In addition, NYNEX and Bell Atlantic have filed applications with the Federal Communications Commission ("FCC") seeking approval of the transfer of control of certain FCC licenses and authorizations held by their telephone companies.

Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and the rules promulgated thereunder by the Federal Trade Commission ("FTC"), the Merger may not be consummated until notifications have been given and certain information has been furnished to the FTC and the Antitrust Division of the United States Department of Justice (the "Antitrust

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Division") and specified waiting period requirements have been satisfied. Bell Atlantic and NYNEX filed notification and report forms under the HSR Act with the FTC and the Antitrust Division effective as of May 1, 1996. On May 31, 1996, Bell Atlantic and NYNEX each received requests from the Antitrust Division for additional information relating to the Merger. As of July 19, 1996, NYNEX and Bell Atlantic certified substantial compliance with the Antitrust Division's request for additional information and on August 8, 1996, the waiting period ended. The Antitrust Division has the authority to challenge the Merger on antitrust grounds before or after the Merger is completed and has indicated that it will continue to review the information that NYNEX and Bell Atlantic have furnished. The Merger is also subject to antitrust review under state law in each of the states in which NYNEX and Bell Atlantic provide telephone service. Attorneys General in most of these states have indicated that they intend to review the Merger.

NYNEX expects that all necessary regulatory action will be completed by early 1997.

State

New York
Competition Proceedings: In July, evidentiary hearings concluded on issues related to New York Telephone's permanent rates for resold services and unbundled links (the network plant connecting the customer to the central office) and ports (the connection in the central office). However, in light of the FCC's Interconnection Order (see Regulatory Environment - Federal - Telecommunications Act of 1996), a New York State Public Service Commission ("NYSPSC") Administrative Law Judge reopened the hearing record to allow New York Telephone and other parties to submit supplemental cost studies and supporting testimony with respect to links and other unbundled network elements identified in the FCC's Order. Cost studies and supporting testimony for a number of elements were filed in September; additional cost studies will be filed by year-end. A second round of hearings began in October. New York Telephone's interim resale rates, reflecting discounts of 11% for business services to be resold and 17% for residence services to be resold, remain in effect, subject to a retroactive "true-up" once permanent rates are set. Interim link rates are also in effect.

Incentive Plan: The Incentive Plan approved by the NYSPSC in 1995 (as disclosed in NYNEX's 1995 Annual Report) establishes service quality targets with stringent rebate provisions if New York Telephone is unable to meet some or all of the targets. In November the NYSPSC announced its decision that, based on service performance results for Plan Year 1, which ended August 31, 1996, New York Telephone will be required to issue rebates to customers in the aggregate amount of at least $62 million, approximately $14 million of which has been already issued and $32 million of which has already been accrued. The NYSPSC staff is reviewing New York Telephone's claims of miscalculation of certain service performance data related to approximately $10 million in additional rebates.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Massachusetts
New England Telephone's annual price cap filing became effective October 15, 1996, and will produce an overall decrease in New England Telephone's annual intrastate revenues of approximately $29.6 million. The revenue reduction includes a $16.3 million decrease in revenues from residential customers, a $15.4 million decrease in revenues from business customers, a $7.4 million decrease in revenues from access services, and a $9.3 million increase in certain miscellaneous revenues.

New Hampshire
In August, the NHPUC issued an order approving intraLATA presubscription ("ILP") and the method of implementation. New England Telephone has elected, and the NHPUC has approved, an ILP implementation date of June 2, 1997. Implementation shall include all switches serving customers in the state. The costs of implementing ILP are to be recovered over a two year period from all intraLATA toll carriers, including New England Telephone, on a minutes of use basis.

Rhode Island
The RIPUC postponed further hearings in its proceeding on local exchange competition, inviting comments from the parties regarding the impact of the Telecommunications Act of 1996 (the "Act") and related FCC orders. Discussions are underway among the RIPUC and parties as to the future course of action.

Vermont
New England Telephone has reached stipulations with the parties on several issues addressed in the Vermont Public Service Board's ("VPSB") Order in Phase I of its proceeding on competition, including unbundling of network elements, directory assistance and listings, and a cost study methodology. As a result of the FCC's Interconnection Order, however, VPSB consideration of the stipulations has been delayed. The parties continue to meet to determine which issues remain for decision in the Vermont proceeding and which issues are resolved by the FCC's Order.

Federal

Telecommunications Act of 1996: The telephone subsidiaries are actively engaged in the negotiation of interconnection agreements with various competitive local exchange carriers ("CLECs") under the terms of the Act. Agreements are state-specific and have been reached with nine individual CLECs. Each agreement must be reviewed by the appropriate state regulatory commission and approved or disapproved within 90 days of filing.

Arbitration proceedings have been commenced in every state to resolve the terms of interconnection where the telephone subsidiaries and the affected CLEC have been unable to reach an agreement for interconnection. The principal

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

issues involve the wholesale pricing of services offered by the telephone subsidiaries for resale, as well as the prices for unbundled network elements and for the transport and termination of local traffic.

In August, the FCC issued its First Report and Order setting forth the terms and conditions under which local exchange companies such as the telephone subsidiaries are required to provide their services and facilities for use by competitors in the provision of telecommunications services as required by the Act. The Order establishes comprehensive technical rules, and sets national cost and pricing standards for interconnection, the transport and termination of local traffic, the provision of unbundled network elements and resale services. The Order also sets "default" or "proxy" rates for these functions, which state regulatory commissions may use until the FCC-mandated cost studies have been completed. The proposed default rates and resale discount result in rates that are significantly less than the interim rates approved by the NYSPSC in the Competition proceedings (see REGULATORY ENVIRONMENT - State), the negotiated rates contained in the telephone subsidiaries' various interconnection agreements pending before the NYSPSC and other state regulatory commissions and the telephone subsidiaries' costs. The Order provides further that, in negotiating an interconnection agreement with a local exchange company, a CLEC may select individual provisions from any other interconnection agreement the local exchange company has negotiated. The Order requires that state regulatory commissions reconsider any approved or arbitrated interconnection agreements in light of the requirements of the Order.

In September, state regulatory commissions, local exchange carriers such as NYNEX, and other parties filed appeals with U. S. Courts of Appeals to overturn portions of the FCC's Order. The U. S. Court of Appeals for the 8th Circuit issued a temporary stay of the Order, and all appeals have now been consolidated with the Court. In October, the Court ordered that, pending completion of the appeal, the stay will be continued with respect to the pricing rules and the selective contract provision. The Court is expected to hear oral arguments on the appeals in January. In the meantime, the FCC and several other parties, including AT&T Corp. ("AT&T") and MCI Corp. ("MCI"), have petitioned the U. S. Supreme Court to vacate the stay. In its petition the FCC stated that "the stay draws into question not just the timing of competition in the local markets, but also the timing of full entry by the Bell operating companies into the long distance market." In late October the petitions were denied by Justice Thomas. The FCC and other petitioners have resubmitted their petitions to other Justices of the Supreme Court.

NYNEX expects that the interconnection negotiation and arbitration process will continue before the various state regulatory commissions, utilizing the FCC interconnection rules that remain in effect, but with each commission determining the appropriate pricing rules for its jurisdiction, as provided by the Act. Arbitrated issues must be completed within nine months of the CLEC's

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

initial request to negotiate interconnection, with state approval of the arbitrated agreement one month thereafter. In each of the states in which the telephone subsidiaries operate, interconnection agreements with AT&T and MCI must be arbitrated and approved by January 1997, and with Sprint Corp. by February 1997.

The Order is the first of three FCC rulemakings that, taken together, will determine the regulatory framework for competitive local exchange markets as required by the Act. The FCC has previously indicated that the remaining rulemakings, which will address universal service reform and access charge reform, are scheduled to be completed by May 1997. While the outcome of these proceedings cannot be predicted, they are likely to have a significant impact on the telephone subsidiaries' future rate structures, rate levels and revenues.

The Order imposes additional requirements, not subject to the Court stay, that NYNEX must complete in order to achieve operational compliance with the competitive "checklist" and be permitted to provide interLATA long distance service for calls originating within its region. NYNEX now expects to be in a position to demonstrate compliance with the competitive checklist, and to file a petition with the FCC for approval of entry into in-region long distance, in New York in the first quarter of 1997, and in the rest of the states within its region during the balance of 1997. With respect to out-of-region long distance, NYNEX has been authorized to offer service in 19 states and has begun providing service in Florida and Arizona.

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

(a)1 First Amendment to Rights Agreement, dated April 21, 1996, between NYNEX and First National Bank of Boston, as successor rights agent (Exhibit No. 4(a) to the Registrant's Quarterly Report on Form 10-Q, for the period ended March 31, 1996)

(a)2                  Second Amendment to Rights Agreement, dated July 2nd,
                      1996, between NYNEX and First National Bank of Boston, as
                      successor rights agent (Exhibit No. 4(a)2 to the Registrant's
                      Quarterly Report on Form 10-Q, for the period ended June 30, 1996)

(10)iii 1a            Amendment to NYNEX Senior Management Short Term Incentive Plan
                      (Exhibit No. 10iii 1a to the Registrant's Quarterly Report on Form 10-Q,
                      for the period ended June 30, 1996)

(10)iii 5a            Amendment to NYNEX Corporation Deferred Compensation Plan for Non-Employee Directors
                      (Exhibit No. 10iii 5a to the Registrant's Quarterly Report on Form 10-Q,
                      for the period ended June 30, 1996)

(10)iii 8             NYNEX Senior Management Incentive Award Deferral Plan (Exhibit No. 10iii 8
                      to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1996)

(10)iii 13c           Amendment to NYNEX Senior Management Long Term Incentive Plan (Exhibit No. 10iii 13c
                      to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1996)

(10)iii 14g           Amendment to NYNEX Senior Management Non-Qualified Pension Plan (Exhibit No. 10iii 14g
                      to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1996)

(10)iii 15a           NYNEX Corporation Non-Employee Director Pension Plan (Exhibit No. 99 to the Registrant's Proxy
                      Statement dated March 18, 1996, File No. 1-8608)

(10)iii 16            NYNEX Senior Management Non-Qualified Supplemental Savings Plan (Exhibit No. 10iii 16
                      to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1996)

(10)iii 21            NYNEX Supplemental Life Insurance Plan (Exhibit No. 10iii 21 to the Registrant's Quarterly
                      Report on Form 10-Q, for the period ended June 30, 1996)

(10)iii 30a           Amendment to NYNEX Executive Officer Short Term Incentive Plan (Exhibit No. 10iii 30a
                      to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1996)

(10)iii 32            NYNEX Senior Management Non-Qualified Defined Contribution Pension Plan (Exhibit No. 10iii 32
                      to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1996)

(10)iii 32a           Description of amendment to NYNEX Senior Management Non-Qualified Defined Contribution Pension Plan
                      (Exhibit No. 10iii 32a to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1996)

(10)iii 33            NYNEX Account Balance Deferral Plan (Exhibit 10iii 33 to the Registrant's Quarterly Report
                      on Form 10-Q, for the period ended June 30, 1996)




(10)iii 34            NYNEX Corporation Non-Employee Director Retainer Stock Plan (Exhibit No. 99 to the Registrant's
                      Proxy Statement dated March 18, 1996, File No. 1-8608)

(10)iii 35            NYNEX Executive Retention Agreement (Exhibit No. 10iii 35 to the Registrant's Quarterly
                      Report on Form 10-Q, for the period ended June 30, 1996)

(12)                  Computation of Ratio of Earnings to Fixed Charges

(27)                  Financial Data Schedule

(b)                   Reports on Form 8-K.

                      NYNEX's Current Report on Form 8-K, date of report July 2,
                      1996, and filed July 3, 1996, reporting on Items 5 and 7.

Form 10-Q

                                NYNEX CORPORATION










                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          NYNEX CORPORATION




                                          M. Meskin
                                          ------------------------------
                                          M. Meskin
                                          Vice President - Financial
                                          Operations and Comptroller
                                          (Principal Accounting Officer)











November 8, 1996

                                                                    Exhibit (12)

                                NYNEX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                  (In millions)
                                   (unaudited)

                                                       For the
                                                     Nine Months
                                                       Ended
                                                     September 30,                 For the Year Ended December 31,
                                                        1996           1995         1994       1993       1992         1991
Earnings
     Earnings before Interest Expense,
      Extraordinary Item and Cumulative
      Effect of Change in Accounting Principle       $ 1,443.1       $1,803.4    $1,466.4    $ 387.1    $1,995.8    $1,326.8
     Federal, State and Local Income Taxes               558.1          640.9       303.7     (172.7)      570.4       192.1
     Estimated Interest Portion of Rental Expense         74.6          117.3       109.0      117.3       126.2       127.9
     Priority Distributions                               42.5           47.1        29.9       15.2           -           -
                                                      ---------      --------    --------    -------      ------     -------
         Total Earnings                              $ 2,118.3       $2,608.7    $1,909.0    $ 346.9    $2,692.4    $1,646.8
                                                     =========       ========    ========    =======    ========    ========

Fixed Charges
     Total Interest Expense                           $  476.8        $ 733.9     $ 673.8    $ 659.5     $ 684.6     $ 726.0
     Estimated Interest Portion of Rental Expense         74.6           17.3       109.0      117.3       126.2       127.9
     Priority Distributions                               42.5          47.1        29.9       15.2           -           -
                                                     ----------      --------     -------    -------     -------       -----
         Total Fixed Charges                          $  593.9       $  898.3     $ 812.7    $ 792.0     $ 810.8     $ 853.9
                                                      ========       ========     =======    =======     =======     =======

Ratio of Earnings to Fixed Charges*                       3.57           2.90        2.35        .44        3.32        1.93
                                                      ========       ========     =======     =======    =======     =======

* Earnings were inadequate to cover Fixed Charges by $445.1 million for the year ended December 31, 1993 as a result of $2.1 billion of fourth quarter 1993 business restructuring charges ($1.4 billion after-tax).