Form 10-K405
period 1996-12-31
NYNEX CORP
filed 1997-03-27
CIK 732714

FORM 10-K
                                ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
(Mark one)
  | X |           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996


                                       OR
  |   |         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ----------------  to ----------------

                         Commission file number 1-8608
                                ----------------

                                NYNEX Corporation



A Delaware Corporation                                   I.R.S. Employer
                                                  Identification No. 13-3180909


              1095 Avenue of the Americas, New York, New York 10036
                         Telephone Number (212) 395-2121
                                ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
         Title of each class                     on which registered
 ----------------------------------       ----------------------------------
      Common Stock (par value                 New York, Boston, Chicago,
          $1.00 per share)                    Pacific and Philadelphia
                                                   Stock Exchanges

   Twenty year 9.55% Debentures
         due May 1, 2010                    New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

    At February 28, 1997, approximately 439,936,176 shares of Common Stock were outstanding.

    At February 28, 1997, the aggregate market value of the voting stock held by nonaffiliates was approximately $22,634,954,000.

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                                ---      ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | X |


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                TABLE OF CONTENTS

                                     PART I
 Item                                                                                             Page
 -----                                                                                            -----
   1.   Business  ..............................................................................     1
   2.   Properties   ...........................................................................     9
   3.   Legal Proceedings  .....................................................................     9
   4.   Submission of Matters to a Vote of Security Holders ....................................     9

                                     PART II

   5.   Market for Registrant's Common Equity and Related Stockholder Matters ..................    10
   6.   Selected Financial Data  ...............................................................    11
   7.   Management's Discussion and Analysis of Financial Condition and Results of Operations       12
   8.   Consolidated Financial Statements and Supplementary Data
         Report of Management ..................................................................    32
         Report of Independent Accountants.  ...................................................    33
         Statements:
           Consolidated Statements of Income for
            each of the Three Years in the Period Ended December 31, 1996  ......................   34
           Consolidated Balance Sheets as of December 31, 1996 and 1995  ........................   35
           Consolidated Statements of Changes in Stockholders' Equity for each of the
            three years in the Period Ended December 31, 1996  ..................................   36
           Consolidated Statements of Cash Flows for each of the
             Three Years in the Period Ended December 31, 1996  .................................   37
           Notes to Consolidated Financial Statements  ..........................................   38
        Supplementary Information:
          Quarterly Financial Information (Unaudited) ..........................................    62
   9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...    63

                                    PART III

  10.   Directors and Executive Officers of the Registrant  ....................................    64
  11.   Executive Compensation   ...............................................................    66
  12.   Security Ownership of Certain Beneficial Owners and Management  ........................    78
  13.   Certain Relationships and Related Transactions   .......................................    78

                                     PART IV

  14.   Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K ............    79

                                     PART I
Item 1. BUSINESS.

General

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

Various services in the telecommunications and wireless communications businesses are subject to the jurisdiction of state and federal regulators. Intrastate communications services are under the jurisdiction of state public service commissions (see State Regulatory below), and interstate communications services are under the jurisdiction of the Federal Communications Commission ("FCC") (see Regulatory Environment - Federal below). In addition, state and federal regulators review various transactions between NYNEX affiliates.

Prior to the enactment of the Telecommunications Act of 1996 (the "Act"), the operations of NYNEX and its subsidiaries were subject to the requirements of a consent decree known as the "Modification of Final Judgment" ("MFJ"), which arose out of an antitrust action brought by the United States Department of Justice against AT&T Corp. ("AT&T"). Pursuant to the MFJ, AT&T divested its 22 wholly-owned local exchange companies ("LECs"), including the Telephone Companies, distributed them to seven regional holding companies ("RHCs"), and distributed the stock of the RHCs to AT&T's stockholders on January 1, 1984.

The Act provides that any conduct or activity previously subject to the MFJ is now subject instead to the restrictions and obligations imposed by the Act (see Competition below).

Telecommunications
The Telephone Companies are incorporated under the laws of the State of New York and provide mainly two types of telecommunications services, exchange telecommunications and exchange access, in their respective territories. New York Telephone provides service in New York and a small portion of Connecticut. New England Telephone provides service in Massachusetts, Maine, New Hampshire, Rhode Island and Vermont. The Telephone Companies' revenues comprised 89.9% of NYNEX's operating revenues in 1996. Approximately 87.2% of NYNEX's operating revenues from the Telephone Companies are generated by operations in New York and Massachusetts. In 1996, revenues from one customer, AT&T, accounted for approximately 10% of NYNEX's total operating revenues, primarily in network access and other revenues.

Exchange telecommunications service is the transmission of telecommunications among customers located within geographical areas (local access and transport areas, or "LATAs"). These LATAs are generally centered on a city or other identifiable community of interest and, subject to certain exceptions, each LATA marks an area within which the LEC operating therein may provide telecommunications services (see Competition below). Exchange telecommunications service may include local and long distance service within a LATA. Examples of exchange telecommunications services include switched local residential and business services, private line voice and data services, Wide Area Telecommunications Service, long distance and Centrex services.

Exchange access service refers to the link provided by LECs between a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

Certain billing and collection services are performed by the Telephone Companies for other telecommunications companies, primarily AT&T, and certain information providers that elect to subscribe to these services rather than perform such services themselves. In 1996, approximately 0.5% of NYNEX's total operating revenues was derived from billing and collection services. In 1996, the Telephone Companies and AT&T signed a contract extending the Telephone Companies' roles as AT&T long distance billing and collection agents through December 31, 1997. The agreement allows AT&T the flexibility of gradually assuming certain administrative and billing functions now performed by the Telephone Companies.

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

The following table sets forth for the Telephone Companies the approximate number of network access lines in service at the end of each year:


                                       Network Access Lines in Service
                                       -------------------------------
                                                (In Thousands)

                                1996        1995        1994        1993       1992
                              --------    --------    --------    --------   -------
New York Telephone  ......     11,123      10,795      10,477      10,135     9,897
New England Telephone ....      6,617       6,343       6,101       5,906     5,721
                              --------    --------    --------    --------   -------
Total ....................     17,740      17,138      16,578      16,041    15,618
                              ========    ========    ========    ========   =======

The territories served by the Telephone Companies contain sizable areas and many localities in which local service is provided by nonaffiliated telephone companies. On December 31, 1996, these nonaffiliated companies had approximately 1,405,000 network access lines in service. Rochester, Jamestown, Middletown, Webster and Henrietta, New York are the only cities with a population of more than 25,000 within the Telephone Companies' general operating area that are served by such nonaffiliated companies.

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

The RHCs own equal interests in Bell Communications Research, Inc. ("Bellcore"). NYNEX's interest is held by Telesector Resources. Bellcore furnishes to the LECs, and certain of their subsidiaries, technical and support services relating to exchange telecommunications and exchange access services, a portion of which is research and development. Bellcore has also served as a central point of contact for coordinating the efforts of the other RHCs in meeting the national security and emergency preparedness requirements of the federal government. In November 1996, the RHCs signed definitive agreements to sell Bellcore to Science Applications International Corporation ("SAIC"). In addition, agreements were put in place to provide for continued services from SAIC for existing and new systems and for RHC rights to use Bellcore-owned intellectual property. Closing is expected to occur in the second half of 1997, pending regulatory approval in various jurisdictions across the country.

NYNEX Network Systems Company ("Network Systems") provides wireline and wireless network services outside the United States. As managing sponsor of FLAG Limited, Network Systems will construct a submarine cable system from the United Kingdom to Japan.

NYNEX CableComms Group PLC and NYNEX CableComms Group Inc. (collectively, "CableComms") provide cable television and telecommunications services in the United Kingdom. CableComms is licensed to provide these services in sixteen franchises covering approximately 2.7 million homes and 167,500 businesses. In October, NYNEX Cable and Wireless PLC and Bell Canada International Inc. announced a conditional agreement to merge their respective interests in CableComms, Mercury Communications Limited, Videotron Holdings PLC and Bell Cablemedia PLC to form Cable & Wireless Communications PLC. (See Capital Resources and Liquidity in Part II, Item 7.)

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

A venture between NYNEX, Bell Atlantic, AirTouch Communications Inc. and US WEST Inc. provides national wireless personal communications services. The venture is comprised of two partnerships, one of which, PCS Primeco, participated in the FCC auction of personal communications services ("PCS") licenses and bid a total of approximately $1.1 billion for licenses in eleven cities, of which NYNEX's portion was approximately $277 million. In 1996, the venture began to provide service in each of its markets.

NYNEX's other wireless communications ventures include an investment in P.T. Excelcomindo Pratama, a newly formed Indonesian corporation which holds a license to operate a nationwide cellular business in Indonesia, and an investment in STET Hellas, a Greek cellular company which offers cellular services.

Directory Publishing
NYNEX Information Resources Company ("Information Resources") produces, publishes and distributes alphabetical (White Pages) and classified (Yellow Pages) directories for the Telephone Companies pursuant to agreements that provide for the payment of fees to the Telephone Companies in exchange for the right to publish such directories. Information Resources, through subsidiaries and in partnership with other entities, publishes other domestic and international telephone directories (including Poland and the Czech Republic) and provides on-line electronic directories in the United States and France.

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

NYNEX Trade Finance Company evaluates and obtains non-recourse and trade-related financing for NYNEX projects, evaluates and manages foreign currency risk and arranges the repatriation of profits from foreign operations, principally in developing economies.

Business Restructuring

See Business Restructuring in Part II, Item 7.

Extraordinary Item

See Extraordinary Item in Part II, Item 7.

Cumulative Effect of Change in Accounting Principle

See Cumulative Effect of Change in Accounting Principle in Part II, Item 7.

Capital Expenditures

NYNEX meets the expanding needs for telecommunications services by making capital expenditures to upgrade and extend the existing telecommunications network, including new construction, optical fiber and modernization. Capital expenditures also include the construction of mobile cell sites within the Northeast and cell site digital upgrades through June 30, 1995, and the building of the cable television and telecommunications network in the United Kingdom. Capital expenditures exclude the equity component of allowance for funds used during construction prior to the discontinuance of Statement of Financial Accounting Standard No. 71, "Accounting for the Effects of Certain Types of Regulation" (see Extraordinary Item, Part II, Item 7), and additions under capital leases. Capital expenditures for 1992 through 1996 are set forth below:

                                  (In Millions)
                           --------------------------
                           1996............... $2,905
                           1995............... $3,188
                           1994............... $3,012
                           1993 .............. $2,717
                           1992 .............. $2,450

NYNEX's capital expenditures in 1997 are currently expected to be at a level comparable to 1996 expenditures. Most of such expenditures will be for the Telephone Companies, Telesector Resources and CableComms.

Regulatory Environment

In addition to the discussion below, please see Regulatory Environment in Part II, Item 7.

Proposed Merger

In response to regulatory filings made by NYNEX in July, state regulatory commissions in Connecticut, Maine, New York and Vermont indicated that they have authority to approve the proposed merger (the "Merger") contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of April 21, 1996, as amended and restated as of July 2, 1996, between NYNEX and Bell Atlantic Corporation (the "Merger Agreement"), and initiated proceedings. The New Hampshire Public Utilities Commission ("NHPUC") also initiated proceedings to review the Merger. The Massachusetts Department of Public Utilities ("MDPU") concluded its proceedings to review the Merger within the context of its general supervisory authority over telephone operations within the Commonwealth, finding that NYNEX had satisfied the MDPU-prescribed notification process. The Rhode Island Public Utilities Commission ("RIPUC") has stated that it does not intend to take any action purporting to approve or disapprove the Merger. The commissions in Connecticut, Maine, New Hampshire and Vermont have issued orders approving the Merger. Effective March 21, 1997, the New York State Public Service Commission ("NYSPSC") issued an order approving the Merger, subject to the acceptance of certain conditions by NYNEX and Bell Atlantic within 10 days. NYNEX has stated that the NYSPSC's conditions will require careful review.

In addition, NYNEX and Bell Atlantic have filed applications with the Federal Communications Commission ("FCC") seeking approval of the transfer of control of certain FCC licenses and authorizations held by their telephone companies.

Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and the rules promulgated thereunder by the Federal Trade Commission ("FTC"), the Merger may not be consummated until notifications have been given and certain information has been furnished to the FTC and the Antitrust Division of the United States Department of Justice (the "Antitrust Division") and specified waiting period requirements have been satisfied. Bell Atlantic and NYNEX filed notification and report forms under the HSR Act with the FTC and the Antitrust Division effective as of May 1, 1996. On May 31, 1996, Bell Atlantic and NYNEX each received requests from the Antitrust Division for additional information relating to the Merger. As of July 19, 1996, NYNEX and Bell Atlantic certified substantial compliance with the Antitrust Division's request for additional information, and on August 8, 1996, the waiting period ended. The Antitrust Division has the authority to challenge the Merger on antitrust grounds before or after the Merger is completed and has indicated that it will continue to review the information that NYNEX and Bell Atlantic have furnished. The Merger is also subject to antitrust review under state law in each of the states in which NYNEX and Bell Atlantic provide telephone service. Attorneys General in most of these states have indicated that they intend to review the Merger.

NYNEX is unable to predict when all necessary regulatory action will be completed.

Telecommunications Act of 1996
In December, the FCC commenced a proceeding on Access Reform to review its system of interstate access charges. This proceeding, which the FCC is implementing to ensure that the charges are compatible with interconnection and universal service actions stemming from the Act, will likely result in a fundamental restructuring of interstate switched access. The FCC's Notice requests comment on all aspects of access charges and details two approaches for adjusting access charges to better reflect their economic cost. Under the "Market Based Approach to Access Reform," the FCC would rely on potential and actual competition to drive prices toward economic cost. In the alternative "Prescriptive Approach to Access Reform," the FCC would specify the nature and timing of price changes, using strict regulatory, rather than market-based, mechanisms. Comments were filed in January 1997 and reply comments in early February 1997. A decision is anticipated by May 1997.

The Federal/State Joint Board established under the Act has issued its recommendations for implementing the universal service provisions of the Act. The Joint Board's decision outlined the telecommunications services that would be supported by the universal service fund and recommended that the FCC adopt a proxy costing model, based on forward-looking costs, to develop the amount of support to be given to carriers in high cost areas. The Joint Board also recommended that carriers contribute to the universal service fund based on their gross telecommunications revenues net of payments to other carriers. Assessments in that manner would reduce the share to be paid by interexchange carriers such as AT&T and MCI Corporation and increase the contribution by the incumbent LECs such as the Telephone Companies. The Joint Board made no recommendations, deferring to the FCC, on the size of the universal service fund or on how carriers will recover payments made to the fund. With regard to universal service for schools and libraries, including Internet access, the Joint Board recommended a fund of no more than $2.25 billion, to be used to provide discounts ranging from 20 to 90 percent. Under the Act, the FCC has until early May 1997 to issue its final decision implementing the Joint Board's recommendations.

The proceedings on interconnection, access reform and universal service, taken together, will determine the regulatory framework for competitive local exchange markets as required by the Act. While the outcome of these proceedings cannot be predicted, they are likely to have a significant impact on the Telephone Companies' future rate structures, rate levels and revenues.

The Act granted the RHCs immediate relief for the provision of "out-of-region" long distance services, that is, interLATA or international telecommunications services originating outside of the RHC's home region. NYNEX has been authorized to offer service in 28 states and internationally and has begun providing service in most of such jurisdictions. The FCC has initiated a rulemaking to determine the method of regulation of an RHC affiliate offering such services. In July the FCC issued interim rules that grant "nondominant carrier" status for the RHC's affiliate, subject to certain minimum safeguards. The affiliate may not own network facilities jointly with the parent, must maintain separate books, and must pay tariffed rates for services from the parent. In view of the proposed mergers between NYNEX and Bell Atlantic and between SBC Communications and Pacific Telesis Group, the FCC decided that nondominant status will not automatically apply to an RHC's affiliate providing long distance service in a state where the RHC's prospective merger partner provides local exchange service. The RHC may seek such status by a waiver request. The FCC has pending a separate proceeding to determine whether the interim minimum safeguards should be continued or eliminated and to consider whether an RHC affiliate that receives authorization under Section 271 of the Act to offer in-region long distance services should be regulated as a dominant or nondominant carrier.

Nondominant carriers enjoy substantial regulatory freedom, including freedom from detailed price cap regulation and flexibility to make tariff changes on one day's notice (compared with two weeks for dominant carriers) without cost support and with a presumption of lawfulness.

In December, the FCC issued orders establishing the operational and accounting safeguards to be applied when an RHC's affiliates conduct certain activities or offer certain services permitted under the Act, including manufacturing, interLATA information services and interLATA telecommunications services. The FCC concluded that an RHC's affiliate may share non-operations related services, such as marketing, data processing, administrative and corporate governance services, with the RHC and its local exchange and service companies. In addition, once the competitive checklist is met, the RHC's local exchange and long distance affiliates may jointly market each other's services on an equal footing with competitors. The local exchange company will continue to be required to inform its new customers of their right to select any interLATA carrier and to take their order for the selected carrier. With respect to accounting safeguards, the FCC decided to rely, to a large extent, upon its existing nonregulated cost accounting and affiliate transactions rules. The RHC's long distance affiliate will be considered a nonregulated affiliate with respect to its dealings with the RHC's local exchange and other affiliates.

In June, the FCC issued rules to implement the open video systems ("OVS") provisions of the Act to provide opportunities for the distribution of video programming other than through cable systems. The FCC adopted a streamlined process for entry, including reasonable presumptions for determining whether rates are just and reasonable and capacity allocation rules that provide flexibility for OVS operators, such as NYNEX, while guaranteeing unrelated programmers access to customers. The FCC also adopted rules implementing Congressional intent to limit the role of local franchise authorities in the oversight of OVS.

In June, the FCC adopted rules that will contribute towards the development of competition in the local exchange market by allowing customers to retain their telephone numbers when switching local service providers. The FCC's rules implement the number portability obligations imposed on local exchange carriers by the Act. Local exchange carriers are to begin implementing number portability in the 100 largest metropolitan areas by October 1997, with completion by the end of 1998. Starting in 1999, number portability outside of those areas must be provided within six months after receiving a specific request from a telecommunications carrier. The FCC has a pending proceeding on cost recovery for meeting these requirements.

In December, the Maine Public Utilities Commission ("MPUC") initiated an investigation into NYNEX's plans for obtaining approval from the FCC under
Section 271 of the Act to provide in-region long distance services in Maine. The MPUC intends to examine the issues surrounding NYNEX's entry into interLATA services as a means of discharging its obligation under the Act to advise the FCC of NYNEX's compliance with the competitive checklist provisions of Section
271. In February 1997, NYNEX submitted its Initial Status Report advising the MPUC of NYNEX's intent to achieve Section 271 approval by September 1997. The MPUC has not yet issued a procedural schedule for the Investigation.

State

New York
Incentive Plan
New York Telephone has been regulated by the NYSPSC under the Performance Incentive Plan ("Plan") since 1995. The Plan is performance-based, replacing rate of return regulation with a form of price regulation and incentives to improve service, and does not restrict New York Telephone's earnings. Prices were capped at current rates for "basic" services such as residence and business exchange access, residence and business local calling and LifeLine service, and price reduction commitments were established for a number of services, including toll and intraLATA carrier access services. Certain prices may be adjusted annually based on certain costs associated with NYSPSC mandates and other defined "exogenous" events. The Plan establishes service quality targets with stringent rebate provisions if New York Telephone is unable to meet some or all of the targets.

Competition Proceedings
In March 1997 the NYSPSC established rates for New York Telephone's principal unbundled network elements (loops, local and tandem switching, interoffice transport, signaling systems) to be made available for use by competitors. Hearings on additional elements, including operator services, operations support systems and service management systems, and on a variety of related charges and "cost onsets" will be held in March 1997.

The NYSPSC has established a collaborative proceeding on universal service to develop and recommend mechanics for funding programs such as lifeline, emergency services, and telecommunications relay service. The merits of further access charge reductions, as well as the appropriate discount for schools and libraries, are also being considered in that proceeding.

The NYSPSC has determined that service quality reporting should vary by company size, and performance history, but that all companies will be expected to provide service consistent with performance standards. The NYSPSC intends to initiate a review of all of its service quality standards. The NYSPSC has instituted a formal proceeding to design the reports deemed necessary for it to monitor competition.

Maine
In May 1995, the MPUC adopted a five-year price cap plan for New England Telephone, with the provision for a five-year extension after review by the MPUC. Overall average prices and specific rate elements for most services are limited by a price cap formula of inflation minus a productivity factor plus or minus certain exogenous cost changes. There is no restriction on New England Telephone's earnings. The MPUC also established a service quality index with penalties in the form of customer rebates to apply if service quality categories are missed. Penalties are subject to annual limits of $1 million per category and $10 million overall. New England Telephone made its first annual price cap filing in December, lowering rates, primarily in intrastate toll, by approximately $7 million.

The MPUC has also initiated a rulemaking with a view towards revising Maine's system of intrastate access charges, similar to the FCC's proceeding on interstate access reform (see Regulatory Environment - Federal). A decision by the MPUC is expected by late summer.

Massachusetts
In May 1995, the MDPU approved a price regulation plan to govern New England Telephone's Massachusetts intrastate operations through August 2001, with no restriction on earnings. Certain residence exchange rates are capped. Pricing rules limit New England Telephone's ability to increase prices for most services, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus certain exogenous changes. The MDPU also established a quality of service index and tied service quality to the level of the productivity factor. New England Telephone's inability to meet the performance levels in any given month would result in an increase in the productivity offset by one-twelfth of one percent for purposes of the annual price cap filing.

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

Rhode Island
In June, the Rhode Island Public Utilities Commission ("RIPUC") approved an incentive regulation plan that had been proposed by New England Telephone and the Rhode Island Division of Public Utilities and Carriers. The Plan has no set term or expiration, although there are opportunities for annual review by the RIPUC, and there is no earnings cap or sharing mechanism. New England Telephone will thus be able to operate in Rhode Island with increased earnings, pricing, operational, and depreciation flexibility.

Other features of the Plan include: more stringent service quality requirements, including a financial penalty, with a maximum annual rebate of $1.25 million; and no increase in residence or business basic exchange rates through 1999.

Further hearings in the RIPUC's competition proceeding are scheduled to be completed in August, and a decision is expected in November.

Vermont
In May, the Vermont Public Service board ("VPSB") issued its final Order in Phase I of its proceeding on competition. The Order closely follows the provisions of the Act and requires New England Telephone to "unbundle" certain elements of its network, set pricing rules for wholesale and retail services and adopted a presumption in favor of a "bill-and-keep" compensation arrangement for local exchange carrier interconnection.

In June, New England Telephone filed a request for reconsideration of, among other issues, the VPSB's Order regarding "bill-and-keep." New England Telephone argued that a "bill-and-keep" compensation arrangement for interconnection violated the Act by negating New England Telephone's right to mutual and reciprocal compensation for use of its network. The VPSB reaffirmed its preference for "bill-and-keep," but stated that reciprocal compensation would be adopted upon a showing that traffic flows between networks are not in balance and that economic harm has resulted.

New England Telephone has reached stipulations on several issues addressed in the VPSB's final Order in Phase I of the proceeding on competition, including a cost study methodology. Phase II of the proceeding began in February, 1997 and will address specific pricing, cost study and technical questions with respect to local and intraLATA toll competition, including ILP. The VPSB also has opened a separate docket to investigate service quality, privacy and other consumer protection issues, which will create benchmark standards for all competitors in dealing with retail customers. Finally, the VPSB has opened a docket to consider issues related to NYNEX's entry into the in-region long distance market in Vermont.

Federal

Price Cap Plan
The Telephone Companies are subject to incentive regulation in the form of price caps. Price cap limits are subject to adjustment each year to reflect inflation, a productivity factor and certain other cost changes. The price cap formula adjusts the limits on access price levels upward for inflation, downward for productivity, and up or down for certain "exogenous" costs beyond the carrier's control.

In March 1996, the U. S. Court of Appeals for the District of Columbia Circuit denied petitions filed by the Telephone Companies and several other LECs for review of a 1995 FCC decision that had required each LEC to (a) "reinitialize" its price cap index to reflect a higher productivity factor, and (b) recalculate its price cap index on a prospective basis to exclude cost increases due to changes in the accounting treatment of other postemployment benefit expenses.

Competition

See Competitive Environment in Part II, Item 7.

Research and Development

Research and development is primarily conducted at NYNEX Science & Technology, Inc. ("Science & Technology"), which was formed in June 1991 to continue the activities previously performed within a department of NYNEX. Science & Technology provides NYNEX with technical direction and support that is essential in developing new services, improving current services and increasing operational efficiencies. It focuses on the development of advanced communications, information and network products and services using leading edge technology. Another NYNEX business unit, Telesector Resources, performs market research, product development and field trials associated with new services NYNEX plans to introduce. Research and development costs charged to expense were approximately $163.1, $279.1, and $159.7 million in 1996, 1995 and 1994, respectively.

Employee Relations

NYNEX and its subsidiaries had approximately 68,100 employees at December 31, 1996. Approximately 48,400 employees are represented by unions, of which approximately 70% are represented by the Communications Workers of America ("CWA") and approximately 30% by the International Brotherhood of Electrical Workers ("IBEW"), both of which are affiliated with the AFL-CIO.

In 1994, agreements were ratified with the CWA and the IBEW to extend the collective bargaining agreements through August 8, 1998. The wage rates increased 4.0%, 4.0% and 3.5% in August 1994, 1995 and 1996, respectively, and will increase 3.0% in August 1997. In 1997, there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of company-initiated "process change", an enhanced educational program, stock grants and other incentives to improve service quality.

Item 2. PROPERTIES.

The properties of NYNEX and its subsidiaries do not lend themselves to simple description by character and location of principal units.

At December 31, 1996, the gross book value of property, plant and equipment was $37.3 billion, consisting principally of telephone plant and equipment (85%). Other classifications include: land, land improvements and buildings (8%); furniture and other equipment (5%); and plant under construction and other (2%).

Substantially all of the Telephone Companies' central office equipment is located in buildings owned by the Telephone Companies and is situated on land that they own. Many administrative offices of NYNEX and the Telephone Companies, as well as many garages and business offices of the Telephone Companies, are in rented quarters.

Substantially all of New York Telephone's assets are subject to lien under New York Telephone's Refunding Mortgage Bond indenture. At December 31, 1996, the principal amount of Refunding Mortgage Bonds outstanding was $1.0 billion.

As part of NYNEX's 1993 restructuring associated with re-engineering the way service is delivered to customers (see Business Restructuring above), NYNEX consolidated work centers to build larger work teams in fewer locations. At December 31, 1996, the majority of the planned work centers were completed.

Item 3. LEGAL PROCEEDINGS.

There were no proceedings reportable under Item 3.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NYNEX held a special meeting of Share Owners on November 6, 1996 to consider and vote upon a proposal to approve the Merger.

The results were as follows:

Shares voted For         334,872,632
Shares votes Against      14,211,534
Shares Abstained           2,445,935

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The principal market for trading in NYNEX common stock is the New York Stock Exchange, Inc. ("NYSE"). NYNEX's common stock is also listed on the Boston, Chicago, Pacific and Philadelphia exchanges in the United States and the International Stock Exchange-London, Swiss, and Amsterdam Exchanges. The ticker symbol for NYNEX's common stock is NYN. At February 28, 1997 there were 847,732 holders of record of NYNEX common stock. Market price data were obtained from the NYSE-Composite Transaction Index. High and low prices represent the highest and lowest sales prices for the periods indicated.


                              Market Prices         Per Share
                         -------------------------  Dividends
                             High          Low      Declared
                           -------      -------    -----------
1996
----
First Quarter ........     $59.125      $47.500        $.59
Second Quarter .......     $53.375      $44.625        $.59
Third Quarter ........     $48.375      $42.000        $.59
Fourth Quarter .......     $51.000      $42.375        $.59

1995
----
First Quarter ........     $41.500      $35.875        $.59
Second Quarter .......     $43.125      $39.375        $.59
Third Quarter ........     $48.750      $39.250        $.59
Fourth Quarter .......     $54.000      $46.000        $.59


Stock Transfer Agent and Registrar: The First National Bank of Boston is NYNEX's transfer agent and registrar.

During 1996, NYNEX issued approximately 7.6 million shares of Common Stock for the NYNEX Share Owner Dividend Reinvestment and Stock Purchase Plan ("DRISPP"), the NYNEX Corporation Savings Plan for Salaried Employees and the NYNEX Corporation Savings and Security Plan (Non-Salaried Employees) ("Savings Plans"), and other stock incentive programs. For the NYNEX 1992 Management Stock Option Plan and the NYNEX 1992 Non-Management Stock Option Plan, NYNEX has repurchased and placed in treasury stock approximately 200,000 shares of Common Stock. NYNEX continues to buy stock as needed for the continuous exercise of the stock options. Upon exercise of the stock options, these repurchased shares will be released into the open market.


On March 20, 1997, the Board of Directors of NYNEX announced a quarterly cash dividend of $.59 per share of Common Stock, which was unchanged from the previous quarter. The dividend is payable on May 1, 1997, to stockholders of record at the close of business on April 10, 1997.

                                     Part II

Item 6. SELECTED FINANCIAL DATA.

(In Millions, Except Per Share Amounts)              1996          1995         1994         1993         1992
-----------------------------------------------     -------       --------     -------       -------    -------
 Operating revenues                                 $13,454       $ 13,407     $13,307       $13,408    $13,183

 Operating expenses                                 $10,841       $ 11,315     $11,550       $13,075    $10,655

 Interest expense                                   $   637       $    734     $   674       $   660    $   685

 Earnings (loss) before extraordinary item
  and cumulative effect of change in
  accounting principle                              $ 1,346       $  1,069     $   793       $  (272)   $ 1,311

 Extraordinary item for the discontinuance
  of regulatory accounting principles,
  net of taxes                                      $     -       $ (2,919)    $     -       $     -    $     -

 Cumulative effect of change in
  accounting for postemployment benefits,
  net of taxes                                      $     -       $      -     $     -       $  (122)   $     -

 Cumulative effect of change in accounting
  for directory publishing income,
  net of taxes                                      $   131       $      -     $     -       $     -    $     -

 Net income (loss)                                  $ 1,477       $ (1,850)    $   793       $  (394)   $ 1,311

 Earnings (loss) per share before extraordinary
  item and cumulative effect of change in
  accounting principle                              $  3.08       $   2.50     $  1.89       $  (.66)   $  3.20

 Extraordinary item per share                       $     -       $  (6.84)    $     -       $     -    $     -

 Cumulative effect per share of change in
  accounting principle                              $   .30       $      -     $     -       $  (.29)   $     -

 Earnings (loss) per share                          $  3.38       $  (4.34)    $  1.89       $  (.95)   $  3.20

 Dividends per share                                $  2.36       $   2.36     $  2.36       $  2.36    $  2.32

 Property, plant and equipment-net                  $17,675       $ 17,055     $20,623       $20,250    $19,973

 Total assets                                       $27,659       $ 25,896     $29,801       $29,335    $27,732

 Long-term debt                                     $ 9,326       $  9,337     $ 7,785       $ 6,938    $ 7,018

 Stockholders' equity                               $ 7,059       $  6,079     $ 8,581       $ 8,416    $ 9,724

 Book value per share                               $ 16.04       $  14.06     $ 20.26       $ 20.28    $ 23.51

 Capital expenditures+                              $ 2,905       $  3,188     $ 3,012       $ 2,717    $ 2,450

 Network access lines in service                       17.7           17.1        16.6          16.0       15.6

  See Management's Discussion and Analysis of Financial Condition and Results of Operations for the effect of certain items on 1996 and 1995 results, and restructuring charges on 1996, 1995, 1994 and 1993 results of operations.

+ Excludes additions under capital lease obligations, and prior to the discontinuance of regulatory accounting principles, the equity component of allowance for funds used during construction.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Nature of Operations

NYNEX Corporation ("NYNEX") is a global communications and media corporation that provides a full range of services in the northeastern United States and in high growth markets around the world. NYNEX has expertise in telecommunications, wireless communications, directory publishing, and video entertainment and information services. NYNEX's principal operating subsidiaries are New York Telephone Company ("New York Telephone") and New England Telephone and Telegraph Company ("New England Telephone") (collectively, the "telephone subsidiaries"). Intrastate communications services are regulated by various state public service commissions ("state commissions"), and interstate communications services are regulated by the Federal Communications Commission ("FCC").

Proposed Merger

On April 22, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") announced a proposed merger of equals pursuant to a definitive merger agreement (the "Merger"), dated April 21, 1996 that provided for the formation of a new company to be named Bell Atlantic Corporation. On July 2, 1996, NYNEX and Bell Atlantic executed an amendment to the agreement effecting a technical change in the transaction structure of the Merger. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed Merger. Each NYNEX shareholder will receive 0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the Merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the Merger under a 1913 District of Columbia "anti-merger" law. The state regulatory commissions in NYNEX's region have approved or have not sought jurisdiction over the Merger. Effective March 21, 1997, the New York State Public Service Commission ("NYSPSC") issued an order approving the Merger, subject to the acceptance of certain conditions by NYNEX and Bell Atlantic within 10 days. NYNEX has stated that the NYSPSC's conditions will require careful review. In addition, NYNEX and Bell Atlantic have filed applications with the FCC seeking approval of the transfer of control of certain FCC licenses and authorizations held by their telephone subsidiaries. The Merger is expected to qualify as a pooling of interests for accounting purposes. At special meetings held in November 1996, the shareholders of both companies voted to approve the Merger. The completion of the Merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the Merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. NYNEX is unable to predict when it will be able to complete the Merger.

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


NYNEX and Bell Atlantic have established a target range for the new company's long-term earnings per share growth, following completion of the Merger and excluding the transition and integration costs described above, of 10-12%. Information contained above with respect to the expected financial impact of the proposed Merger is forward looking (see Cautionary Statement Concerning Forward Looking Statements).

Results of Operations

NYNEX reported net income for the year ended December 31, 1996 of $1.5 billion, or $3.38 per share. The net loss for the year ended December 31, 1995 was $(1.8) billion, or $(4.34) per share. Net income for the year ended December 31, 1994 was $792.6 million, or $1.89 per share.

Net income for 1996 includes an after-tax gain of $131.0 million, or $.30 per share for the cumulative effect of a change in accounting for directory publishing income (see Cumulative effect of change in accounting principle), a gain of $45.8 million, or $.11 per share, from the sale of NYNEX's interest in Vanstar Corporation, charges of $147.3 million, or $.34 per share for retirement incentives (see Business Restructuring), and charges of $117.9 million or $.27 per share, for accruals related to various legal, regulatory, and other obligations and contingencies and self-insurance programs. Adjusting for these items, 1996 net income was $1.6 billion, an increase of 12.1% over 1995, as adjusted below.

The net loss for 1995 includes an extraordinary charge of $2.9 billion, or $6.84 per share, for the discontinuance of Statement of Financial Accounting Standards No. 71 ("Statement No. 71") (see Note C); charges of $549.5 million, or $1.29 per share, for accruals related to operating tax provisions, various self-insurance programs, regulatory contingencies, revised benefit costs, and for retirement incentives; a gain of $155.1 million, or $.36 per share, as a result of an initial public offering ("IPO") of NYNEX's UK cable business (see Note L); and a net gain of $67.4 million, or $.16 per share, from the sale of certain cellular properties as a result of the formation of the Bell Atlantic NYNEX Mobile cellular partnership ("BANM") (see Note H). Adjusting for these items, 1995 net income was $1.4 billion, an increase of 12.1% over 1994, as adjusted.

Operating revenues for the year ended December 31, 1996 were $13.5 billion, an increase of $46.9 million, or 0.3%, over the same period of 1995. Included in this increase were amounts in both periods resulting from revenues collected in 1995 and refunded in 1996 as ordered by the New York State Public Service Commission ("NYSPSC") pertaining to New York Telephone intrastate gross receipts tax collected on behalf of interexchange carriers, charges in 1996 related to customer claims, and 1995 revenues from NYNEX Mobile Communications Company ("NYNEX Mobile") as a result of the BANM cellular partnership (see Note A). Adjusting for these items, operating revenues increased $515.7 million or 4.0%. Revenues from the telephone subsidiaries and Telesector Resources Group, Inc. (collectively, the "telecommunications group") increased 3.0% to $12.1 billion, supported by a 3.5% growth in access lines and a 10.2% increase in access usage over 1995. Revenues from NYNEX's other subsidiaries (the "nontelephone subsidiaries") increased 13.6% to $1.4 billion.

Operating revenues for 1995 were $13.4 billion, an increase of $100.3 million, or 0.8%, over 1994. Included in this increase for both years were changes in presentation of gross receipts tax and revenues from NYNEX Mobile through June 1995 as a result of the BANM cellular partnership (see Note A). Adjusting for these items, operating revenues increased 3.8% to $13.0 billion. Revenues from the telecommunications group increased 3.1% to $11.8 billion, and revenues from the nontelephone subsidiaries increased 11.6% to $1.2 billion. Supporting the telecommunications group's revenue growth were a 3.4% growth in access lines and an 8.6% increase in access usage over 1994.

Operating expenses for the year ended December 31, 1996 were $10.8 billion, a decrease of $473.8 million, or 4.2%, from 1995. Included in this decrease were: charges for retirement incentives; charges related to various self-insurance programs, legal and regulatory contingencies; and a gross receipts tax refund (see Operating revenues). Adjusting for these items, operating expenses were $10.5 billion, an increase of $296.7 million, or 2.9%. At the telecommunications group, operating expenses increased $80.6 million, or 0.9%, and at the nontelephone subsidiaries, operating expenses increased $216.1 million, or 22.5%.

Operating expenses for 1995 were $11.3 billion, a decrease of $235.7 million, or 2.0%, from 1994. Included in this decrease (and as previously described) were: charges for retirement incentives; charges related to operating tax provisions, various self-insurance programs, regulatory contingencies, and revised benefit costs in 1995; changes in presentation of gross receipts tax in both years; and expenses from NYNEX Mobile for 1994 and through June 1995 as a result of the BANM cellular partnership (see Note A). Adjusting for these items, operating expenses were $10.2 billion, an increase of $92.5 million, or 0.9%. At the telecommunications group, operating expenses increased $6.8 million, or 0.1%, and at the nontelephone subsidiaries, operating expenses increased $85.7 million, or 9.8%.

Operating income, after adjusting for the items discussed above in Operating revenues and Operating expenses, would have been $3.0 billion in 1996, an increase of $219.0 million, or 7.9% over adjusted operating income for 1995. Operating margin for 1996 improved 0.8 percentage points to 22.2%.

Operating income, adjusting for the items discussed above in Operating revenues and Operating expenses, was $2.8 billion in 1995, an increase of $381.9 million, or 15.9% over 1994 as adjusted. Operating margin for 1995 improved 2.2 percentage points to 21.4% from 19.1%.

Operating Revenues

(In Millions)                    1996           1995          1994
-------------------------      ---------      ---------     ---------
Local service                  $6,805.6       $6,722.2      $6,605.4
Long distance                     984.8        1,039.2       1,081.2
Network access                  3,655.8        3,557.5       3,447.0
Other                           2,007.6        2,088.0       2,173.0
                               ---------      ---------     ---------
Total operating revenues       $13,453.8      $13,406.9     $13,306.6
                               =========      =========     =========

Local service revenues increased $111.4 million, or 1.7% in 1996, excluding $14 million in both periods resulting from revenues collected in 1995 and refunded in 1996 as ordered by the NYSPSC pertaining to New York Telephone intrastate gross receipts tax collected on behalf of interexchange carriers. The $111.4 million increase results from the net of (i) a $216 million increase resulting primarily from increased demand, driven by growth in access lines and sales of calling features, and a $97 million increase attributable to revenues earned from Optional Calling Plans ("OCPs"), which were recorded in Long distance revenues in 1995 (see Long distance revenues), and (ii) $90 million in rate reductions primarily in New York and Massachusetts, a $62 million decrease due to the reduction of revenues for service rebate obligations pursuant to a performance based regulatory plan ("the Plan"), $16 million of which was refunded in 1996 (see Regulatory Environment - State), and a decrease of $50 million resulting from the reclassification of the reduction of revenues for anticipated service rebate obligations pursuant to a service improvement plan implemented in 1994 (see Regulatory Environment - State), from Other revenues to Local service revenues (see Other revenues). Certain decreases, primarily due to customer selection of competing carriers as a result of intraLATA presubscription ("ILP") are being partially offset by increases in Network access revenues, the effects of which are expected to continue.

Local service revenues increased $116.8 million, or 1.7%, in 1995 due primarily to a net $164 million increase in demand driven by growth in access lines and sales of calling features. This increase was partially offset by $35 million in rate reductions in New York and Maine, an $8 million decrease attributable to potential customer billing claims at New York Telephone, and a $5 million decrease due to the 1994 reversal of previously deferred revenues in Rhode Island.

Long distance revenues decreased $54.4 million, or 5.2% in 1996. The $54.4 million decrease results from $28 million in rate reductions in Maine, New York, Massachusetts and New Hampshire, a $16 million decrease primarily due to decreased demand for message toll service, and a $10 million decrease attributable to revenues earned from OCPs which were recorded in Long distance revenues in 1995 and are currently recorded in Local service revenues (see Local service revenues). Certain decreases in 1996 and 1995, primarily due to ILP, are being partially offset by increases in Network access revenues.

Long distance revenues decreased $42.0 million, or 3.9%, in 1995 due primarily to: $24 million in required rate reductions at New England Telephone; $7 million in price reductions in New Hampshire; and a decrease in demand for wide area telecommunications services as a result of customer shifts to lower priced services offered by the telephone subsidiaries and increased competition. Certain decreases, primarily due to ILP, are being partially offset by increases in Network access revenues.

Network access revenues improved $139.3 million, or 3.9%, in 1996 excluding charges of $41 million related to customer claims. The $139.3 million improvement results from the net of (i) a $253 million increase primarily due to increased demand, including the previously mentioned partial offset of decreases in Local service and Long distance revenues, and (ii) an $89 million reduction in interstate rates and a $25 million reduction in intrastate rates.

Network access revenues increased $164.6 million, or 4.9%, in 1995 excluding a $54.1 million decrease attributable to a change in the presentation of gross receipts tax collected by New York Telephone on behalf of interexchange carriers in 1994. (In the third quarter of 1995, as a result of a change in tax law, New York Telephone was no longer required to pay gross receipts tax to New York State on interstate access revenues. Prior to this change, these taxes were collected from interexchange carriers and remitted to the taxing authority and were included in both operating revenues and operating expenses) (see Operating expenses). The increase in Network access revenues resulted from a $157 million increase in interstate demand partially offset by a $29 million reduction in interstate rates, and a $44 million increase in intrastate demand, partially offset by a $10 million reduction in intrastate rates.

Other revenues improved $319.4 million, or 18.9% in 1996, after adjusting for the $399.8 million of revenues from NYNEX Mobile which was deconsolidated as a result of the BANM cellular partnership formed on July 1, 1995. At the telecommunications group, the $156.2 million improvement results primarily from the net of (i) a $50 million increase resulting from the reclassification of the reduction of revenues for anticipated service rebate obligations pursuant to the service improvement plan implemented in 1994 (see Regulatory Environment - State) from Other revenues to Local service revenues (see Local service revenues), a net $44 million increase due to the 1995 cessation of "setting aside" revenues and the recognition of previously "set aside" revenues as a result of an NYSPSC order approving the Plan effective the second quarter of 1995, the recognition of $43 million of previously deferred revenues in connection with ILP and other Plan commitments that were met in 1996, a $22 million increase in revenues from increased demand for voice messaging services and other enhanced customer services, a $9 million increase due to the elimination of the deferral of intrastate revenues as a result of the discontinuance of regulatory accounting principles and (ii) an $11 million decrease in billing and collection services revenues. At the nontelephone subsidiaries, the $163.2 million improvement in other revenues results primarily from a $58 million increase in publishing revenues resulting from changes in publication dates and growth in traditional publishing markets, and a $102.1 million improvement in revenues due to significant increases in cable television/telephone customers and telecommunications lines in the United Kingdom.

Other revenues increased $235.2 million, or 16.2%, in 1995 after adjusting for a $320.2 million decrease associated with the July 1, 1995 deconsolidation of NYNEX Mobile due to the formation of the BANM cellular partnership (see Note A) ($399.8 million for six months of 1995 compared with $720.0 million for twelve months of 1994). The increase of $235.2 million reflects the following: NYNEX CableComms' revenues increased $70.2 million, more than doubling, due to significant increases in cable television customers and in residence and business telecommunication lines. NYNEX Information Resources revenues increased $48.7 million, or 5.4%, due primarily to increased Yellow Pages advertising revenues, from both domestic and international directories. Telecommunications revenues increased $110.2 million, due to the following at New York Telephone:
(1) $109.2 million due to the cessation of "setting aside" revenues and the recognition of previously "set aside" revenues as a result of an NYSPSC order approving the Plan effective second quarter of 1995, (2) $10 million due to the elimination of the deferral of intrastate revenues as a result of the discontinuance of regulatory accounting principles (see Note C), (3) $4.5 million from revenues earned under a service improvement plan implemented in 1994 and (4) $5 million recognized in connection with ILP commitments that were met in 1995. These increases were partially offset by a $22 million decrease in billing and collection revenues pursuant to a contract with AT&T Corp. ("AT&T").


Operating expenses

(In Millions)        1996           1995          1994
--------------    ----------     ----------     ----------
                   $10,840.9      $11,314.7      $11,550.4
                  ==========     ==========     ==========

Operating expenses for the year ended December 31, 1996 were $10.8 billion, a decrease of $473.8 million, or 4.2% from 1995. Included in operating expenses for the year ended December 31, 1996 (and as discussed below) were charges for retirement incentives, charges related to various self-insurance programs, legal and regulatory contingencies, and an intrastate gross receipts tax refund. Included in the operating expenses for the same period of 1995 were NYNEX Mobile expenses through June, charges for retirement incentives, charges for accruals relating to various self-insurance programs, legal and regulatory contingencies, operating tax provisions and gross receipts tax collected and remitted to the taxing authority. Excluding these items, operating expenses would have increased by $296.7 million, or 2.9%, over adjusted operating expenses for the year ended December 31, 1995.

Operating expenses for the year ended December 31, 1995 were $11.3 billion, a decrease of $235.7 million, or 2.0%, from 1994. Included in this decrease (and as discussed below) were: charges for retirement incentives in both periods; charges for accruals relating to various self-insurance programs, legal and regulatory contingencies, and operating tax provisions in 1995; changes in presentation of gross receipts tax in both periods, and expenses from NYNEX Mobile as a result of the BANM cellular partnership in both periods. Adjusting for these items, operating expenses were $10.2 billion, an increase of $92.5 million, or 0.9%.

Operating expenses included pretax charges for retirement incentives of $235.8 million and $514.1 million in 1996 and 1995, respectively. Also, included in 1996 operating expenses were charges of $110.0 million related to various self-insurance programs, legal and regulatory contingencies, and a $14.0 million intrastate gross receipts tax refund (see Operating revenues). The net charges in 1995 included: (1) accruals of $291.5 million related to various self-insurance programs, legal and regulatory contingencies, operating tax provisions and revised benefit costs, reflecting events that occurred in 1995 and additional information made available through revised estimates and analyses completed during 1995, and (2) a $53.5 million net expense reduction resulting primarily from the recognition of a pension curtailment gain and certain charges associated with the formation of the BANM cellular partnership (see Note H). There was a $14 million decrease due to the change in presentation in 1995 of gross receipts tax collected by New York Telephone on behalf of interexchange carriers (See Network access revenues), and a $336.2 million decrease associated with the deconsolidation of NYNEX Mobile as a result of the BANM cellular partnership (see Note A).

At the telecommunications group, operating expenses were $9.3 billion in 1996, an adjusted increase of $80.6 million, or 0.9% from 1995. Employee related costs increased $77.7 million primarily due to additional labor costs attributable to initiatives to improve service quality and wage rate increases partially offset by reductions in the work force and lower benefit costs. Non-employee costs increased a net $1.0 million primarily as a result of a $69 million increase due to process re-engineering costs not accrued for in 1993 restructure reserves and a $53 million increase relating to the implementation of the competitive checklist provisions of the Telecommunications Act of 1996 (the "Act"), the effects of which are expected to continue (see Regulatory Environment). Offsetting these increases was a net $49 million decrease in depreciation in 1995, (see Note C) partially offset by growth in depreciable plant investment, a $72 million decrease resulting primarily from lower advertising and marketing costs and a decrease in Taxes other than income due to changes in the Gross Receipts tax and NYS Capital Stock dividend decrease.

At the nontelephone subsidiaries, operating expenses were $1.2 billion in 1996, an adjusted increase of $216.1 million, or 22.5%. This increase was primarily due to changes in publication dates and growth in traditional publishing markets and significant increases in cable television/telephone customers and in telecommunications lines in the United Kingdom.

At the telecommunications group, operating expenses were $9.3 billion in 1995, an increase of $6.8 million, or 0.1% over 1994. Employee related costs increased $9.5 million in 1995 due to a net increase of $13.7 million for higher salaries and wages resulting primarily from wage rate and volume-related increases which were substantially offset by reductions in the work force and lower benefit costs of $4.2 million (including revised estimates associated with workers compensation accruals). Offsetting these increases was a $1.4 million net decrease in non-employee costs, primarily as a result of decreases in depreciation and amortization (see Note C) offset by increases in bad debt expense, advertising and marketing costs, and gross receipts taxes (primarily from a tax settlement at New York Telephone).

At the nontelephone subsidiaries, operating expenses were $959.9 million in 1995, an adjusted increase of $85.7 million, or 9.8%. This increase was almost entirely due to the expansion of NYNEX CableComms.

Gain on sale of stock by subsidiary

An IPO of the shares of NYNEX CableComms Group PLC, a UK public limited liability company, ("UK CableComms") and NYNEX CableComms Group Inc., a Delaware corporation, ("US CableComms") (collectively, "CableComms") was completed in June 1995. The offering represented 33% of the total units outstanding, with NYNEX retaining the balance. Net proceeds from the offering were approximately $610 million. In 1995, NYNEX recognized a pretax gain of $264.1 million in recognition of the net increase in the value of NYNEX's investment in CableComms (see Note L).

Other income (expense) - net

(In Millions)       1996         1995        1994
--------------    --------     --------     --------
                   $(98.4)      $(15.2)      $(43.8)
                  ========     ========     ========

Other income (expense) - net for 1996 was $83.2 million worse than in 1995. The principal components of this change include a $49.3 million decrease attributable to a change in the recording of capitalized interest expense (in 1996, capitalized interest is recorded as a reduction to Interest expense), and a $48.8 million increase in minority interest expense, partially offset by an $6.9 million loss from a settlement with AT&T paid to New York Telephone in 1995, a $5.3 million loss from the BayanTel conversion to the equity method in 1996, and by $37.6 million from favorable unrealized "mark to market" valuation adjustments in 1996 vs. 1995.

Other income (expense) - net for 1995 improved $28.6 million over 1994. The principal components of this change were a $70.3 million gain on the sale of cellular properties in connection with the formation of the BANM cellular partnership (see Note H), partially offset by a $26.7 million increase in minority interest expense, $17.4 million from unrealized "mark to market" valuation adjustments (see Financial Instruments), and a $10.3 million increase due to a reclass from Income/(Loss) from Long Term Investments for the goodwill associated with equity method investments.

Interest expense

(In Millions)      1996        1995        1994
--------------    -------     -------     -------
                   $636.6      $733.9      $673.8
                  =======     =======     =======

Interest expense for 1996 decreased $97.3 million in 1996, or 13.2%, from 1995 primarily due to a $62 million decrease attributable to a change in the recording of capitalized interest expense, $19.8 million due to lower debt balances (average balance of $9.7 billion in 1996 as compared to $10.0 billion in 1995), a $7 million decrease resulting from the reversal of interest charges on the revenue set aside as required by the NYSPSC in 1995 (See Regulatory Environment - State), and an $11 million decrease due to lower hedging costs and favorable interest rates.

Interest expense for 1995 increased $60.1 million, or 8.9%, over 1994 due primarily to higher average interest rates of 7.2% compared to 6.5% in 1994. The higher average interest rates are due to increased short-term rates and a lengthening in the maturity of the debt portfolio in the latter half of 1994 (77% long-term in 1995 compared to 70% in 1994). Total debt remained essentially flat at $9.8 billion. This increase in interest expense was partially offset by a reversal in 1995 of $14 million of previously recorded interest on the revenue set aside as ordered by the NYSPSC (see State Regulatory - New York).

Income (loss) from long-term investments

(In Millions)      1996        1995        1994
--------------    -------     -------     -------
                   $209.4      $103.2      $ 57.7
                  =======     =======     =======

Income (loss) from long-term investments for 1996 improved $106.2 million, over 1995. This increase was primarily due to a $77.4 million increase in equity income from the BANM cellular partnership (see Note H) and an increase of $63.8 million for the goodwill associated with Vanstar, partially offset by additional losses of $44 million from the investment in PrimeCo Personal Communications, L.P. ("PrimeCo").

Income (loss) from long-term investments for 1995 improved $45.5 million, or 78.9%, over 1994. This increase was due primarily to equity income of $90.7 million from the BANM cellular partnership, a reclass of $10.3 million from Other income (expense) - net for the goodwill associated with equity method investments, partially offset by losses from investments in the Tele-TV Partnerships, FLAG Limited ("FLAG") and PrimeCo.

Income taxes

(In Millions)      1996        1995        1994
--------------    -------     -------     -------
                   $741.3      $640.9      $303.7
                  =======     =======     =======

Income taxes for 1996 increased $100.4 million over 1995, attributable primarily to an increase in pretax income of $376.9 million, partially offset by a decrease resulting from a $30 million provision for various tax issues recorded in 1995.

Income taxes for 1995 increased $337.2 million over 1994, attributable primarily to an increase in pretax income of $614.1 million, or 56.0%, and a five percentage point increase in the effective tax rate for 1995 primarily reflecting the discontinued application of Statement No. 71 and a $71.7 million deferred tax valuation allowance benefit in 1994.

Business Restructuring

NYNEX's 1993 results included pretax charges of $2.1 billion ($1.4 billion after-tax) for business restructuring, predominantly within the telecommunications business. Business restructuring resulted from a comprehensive analysis of NYNEX's operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to adjust quickly to accelerating change, to implement work force reductions, and to produce savings necessary for NYNEX to operate in an increasingly competitive environment.

The 1993 pretax charges were comprised of: $1.1 billion for severance and postretirement medical costs to reduce the work force by approximately 16,800 employees by the end of 1996; $626 million for process re-engineering costs, primarily for systems redesign and work center consolidation; $283 million in costs associated with planned exits from certain nontelecommunications businesses; and $106 million for asset write-offs and loss contingency accruals.

Work Force Reductions: Additional Charges

During 1994, NYNEX announced retirement incentives to provide a voluntary means of implementing substantially all of the work force reductions planned in 1993. The retirement incentives were to be offered at different times through 1996 depending on local force requirements and were expected to incur an estimated additional $2.0 billion in pretax charges ($1.3 billion after-tax) over that period of time as employees elected to leave the business through retirement incentives rather than through the severance provisions of the 1993 force reduction plan.

During 1995, it became evident that the number of management employees leaving under the retirement incentives would exceed the original estimate. It was also determined that, as a result of volume of business growth, the expected reduction in the number of associates (previously referred to as nonmanagement employees), would be less than anticipated and would not be fully achieved until 1998. In July 1996, NYNEX extended the period for offering retirement incentives to management employees to mid-1997 to better coordinate force sizing with process re-engineering implementation and service improvement initiatives. In late February 1997, NYNEX decided that the management retirement incentive plan will end in March 1997, when all managers will have received the offer at least once over the life of the plan.

At the present time, NYNEX expects the total number of employees who will elect to take the retirement incentives to be in the range of 19,000 to 21,000, consisting of approximately 9,000 to 10,000 management and 10,000 to 11,000 associate employees, depending on work volumes, needs of the business and timing of the retirement incentive offers. The increase of approximately 2,000 to 3,000 additional management employees expected to leave under the retirement incentives over the 1995 estimate, results from higher than anticipated acceptances of the retirement incentives.

The actual number of employees who elected to leave under retirement incentives in 1994, 1995 and 1996 are as follows:

              1994       1995       1996      Total
             -------    -------    -------     ------
Management    3,700      2,300      1,400       7,400
Associates    3,500      2,400      1,600       7,500
             -------    -------    -------     -------
Total         7,200      4,700      3,000      14,900
             =======    =======    =======     =======

NYNEX continues to monitor the estimated additional charges to be recorded and, at December 31, 1996, anticipates the additional charges to be in the range of $2.2 billion ($1.4 billion after-tax), an increase over the $2.0 billion ($1.3 billion after-tax) estimated at December 31, 1995. This estimate is based on actuarial experience for actual postretirement medical costs, and demographics of employees actually accepting the offer. The actual additional pretax charges for the retirement incentives in 1994, 1995 and 1996 are as follows:

(In Millions)                      1994      1995      1996      Total
-----------------------------     ------    ------    ------    -------
Pension enhancements              $ 444     $ 438     $ 230     $1,112
Postretirement medical costs        250        76         6        332
                                  ------    ------    ------    -------
Total                             $ 694     $ 514     $ 236     $1,444
                                  ======    ======    ======    =======


At the present time, it is expected that the future additional pretax charges for retirement incentives will be approximately $400 to $700 million, consisting of $225 to $375 million for management and $175 to $325 million for associates. The severance reserves established in 1993 have been and will continue to be transferred to the pension liability on a per employee basis as employees accept the retirement incentives. The postretirement medical liability recorded in 1993 will be applied to retired employees on a per employee basis as employees accept the retirement incentives. Most of the cost of the retirement incentives is funded by NYNEX's pension plans.

Work Force Reductions: Reserve Utilization

The 1993 charges for work force reductions of $1.1 billion ($700 million after-tax) were comprised of $586 million for employee severance payments (including salary, payroll taxes and outplacement costs) and $520 million for postretirement medical costs. These costs were for planned work force reductions of 4,200 management employees and 12,600 associates.

The actual 1993 severance reserves utilized and the application of the 1993 postretirement medical liability in 1994, 1995 and 1996 are shown below:

                                                                Total
(In Millions)                   1994      1995     1996       Remaining
-----------------------------  ------    ------     ------   -----------
Severance*                      $337      $ 82      $  91     $ 121
Postretirement medical costs    $179      $ 72      $ 126     $ 143


* 1994 includes $45 million of the 1991 severance reserves remaining at December 31, 1993.

Assuming that employees will continue to leave under the retirement incentives, it is expected that the remaining $121 million of severance reserves will be utilized and the remaining $143 million of the postretirement medical liability will be applied in 1997 and 1998 as associates leave under the retirement incentives. The reserves for management employees were completely utilized during 1996.

Process Re-engineering Costs

Approximately $626 million of the 1993 charges ($395 million after-tax) consists of costs associated with re-engineering service delivery to customers. During the period 1994 through 1996, NYNEX has been decentralizing the provision of residence and business customer service throughout the region, creating regional businesses to focus on unique markets, and centralizing numerous operations and support functions. The process re-engineering costs are incurred in connection with systems redesign, work center consolidation, branding, relocation, training and re-engineering implementation.

Systems redesign is the cost of developing new systems, processes and procedures to facilitate implementation of process re-engineering initiatives in order to realize operational efficiencies and enable NYNEX to reduce work force levels. These projects consist of radical changes in the applications and systems supporting business functions to be redesigned as part of the restructuring plan. All of the costs associated with these projects are incremental to ongoing operations. Specifically, only software purchases and external contractor expenses, which are normally expensed in accordance with NYNEX policy, are included in the 1993 restructuring charges. The business processes included in systems redesign are customer contact, customer provisioning, customer operations, and customer support.

Customer contact represents the direct interface with the customer to provide sales, billing inquiry and repair service scheduling on the first contact. Customer provisioning involves the development of the network infrastructure, circuit and dialtone provisioning and installation, and process standardization. Customer operations focuses on network monitoring and surveillance, trouble testing, dispatch control, and proactive repair, with reliability as a critical competitive advantage. Customer support facilitates low-cost, reliable service by providing support for the other three business processes.

Work center consolidation costs are incremental costs associated with establishing work teams in fewer locations to take advantage of lower force levels and system efficiencies. These costs include moving costs, lease termination costs (from the date premises are vacated), and other consolidation costs. Branding includes the costs to develop a single "NYNEX" brand identity associated with restructured business operations. Relocation costs are costs incurred to move personnel to different locations resulting from work center consolidations. These costs are computed in accordance with NYNEX's relocation guidelines and the provisions of collective bargaining agreements. Training costs are for training associate employees on newly-designed, cross-functional job positions and re-engineered systems created as part of the restructuring plan, which will permit one employee to perform tasks formerly performed by several employees, and include tuition, out-of-pocket course development and administrative costs, facilities charges, and related travel and lodging. Re-engineering implementation costs are incremental costs to complete re-engineering initiatives.

Process Re-engineering: Reserve Utilization

At December 31, 1993, the process re-engineering costs were estimated for systems redesign, work center consolidation, branding, relocation, training, and re-engineering implementation. At December 31, 1996, the actual utilization of the reserves for process re-engineering costs were as follows:

(In Millions)                     1994      1995      1996      Total
------------------------------   ------    ------    ------    ------
Systems redesign                 $ 108     $ 207     $  83     $  398
Work center consolidation           27        51         4         82
Branding                            21        12         -         33
Relocation                           -         3         -          3
Training                             -         6         7         13
Re-engineering implementation       43        27         -         70
                                 ------    ------    ------    -------
Total                            $ 199     $ 306     $  94     $  599
                                 ======    ======    ======    =======

Systems redesign: During 1994, it was determined that systems redesign would require a larger than anticipated upfront effort to fully integrate interfaces between various systems and permit development of multi-tasking capabilities. This higher degree of complexity and additional functionality required by real-time, interactive systems caused a delay in the implementation of the systems redesign. It was realized at this time that utilization of the process re-engineering reserves for systems redesign would be higher than originally estimated. During 1995, process re-engineering reserves were utilized for increased efforts due to the complexity and extensiveness of integration testing and quality assurance processes. During 1996, it was determined that although certain systems redesign goals had been accomplished, other systems redesign goals would not be completed until mid-1997. Approximately $39, $84 and $44 million relating to software systems that were addressed by the restructure plan, but not specifically provided for in the 1993 accrual was expensed in 1996, 1995 and 1994, respectively. Approximately $9 million of systems redesign costs is expected to be expensed to complete these goals in 1997.

The actual utilization of the systems redesign reserves, by business process, are as follows:

(In Millions)             1994      1995       1996      Total
----------------------   ------    ------     ------    ------
Customer contact         $  52     $ 109      $  42     $  203
Customer provisioning       11        21          2         34
Customer operations         19        44         37        100
Customer support            26        33          2         61
                         ------    ------     ------    -------
Total                    $ 108     $ 207      $  83     $  398
                         ======    ======     ======    =======

The reserve utilization for work center consolidation was lower than the estimate due to an increase in the number of work centers from what was originally planned based on union agreements, the majority of which were completed in 1995. The reserve utilization for relocation of employees was lower than the estimate due to the increase in the number of work centers and terms of the union agreements resulting in less than anticipated employee relocations. Training was delayed in 1994 due to the timing of the union agreements and the higher degree of complexity of systems redesign. The utilization of reserves for training costs were reduced due to the predominant use of in-house, on-the-job and multi-media training. Reserve utilization for re-engineering implementation was combined with the related projects (i.e., systems redesign) and therefore did not require separate identification. Substantially all of the remaining balance of $27 million should be utilized for systems redesign and work center consolidation in 1997.

Other Restructuring Charges

Approximately $283 million of the 1993 restructuring charges ($271 million after-tax) related to NYNEX's sale or discontinuance of its information products and services businesses, including the sale of AGS Computers, Inc. ("AGS") and several of its business units and The BIS Group Limited ("BIS"). These charges included the write-off of the net book value of the businesses and estimated provision for future operating losses and disposal costs. NYNEX utilized $9, $22, $62 and $185 million in 1996, 1995, 1994 and 1993, respectively, of these restructuring reserves. It is expected that the remaining balance of $5 million will be utilized in 1997. Any additional charges for these business exits are not anticipated to be material to NYNEX's results of operations.

An additional $106 million ($69 million after-tax) was recorded in 1993 for write-offs of assets and accrual of loss contingencies directly associated with restructuring at other nontelephone subsidiaries. In 1996, NYNEX utilized $31 million of these restructuring reserves. These reserves were not utilized in 1995, but were utilized in 1994 and 1993 in the amounts of $51 million (primarily for the disposition of NYNEX Properties Company) and $9 million, respectively. Substantially all of the remaining balance of $15 million is for loss contingencies which are expected to be settled by the end of 1997.

Future Cash Effects and Cost Savings

In 1993, cash outflows resulting from the restructuring charges were anticipated to be approximately $550 million during the three-year period from 1994 through 1996 for severance and re-engineering costs. In 1994, NYNEX implemented retirement incentives and no longer expected to incur significant severance costs for the planned work force reductions. Cash outflows for 1993 re-engineering accruals totaled approximately $375 million ($125, $191 and $59 million in 1994, 1995 and 1996, respectively). Noncash restructuring charges include the retirement incentives, charges related to discontinuance of information products and services businesses, and write-offs of assets at other nontelephone subsidiaries. Capital expenditures for 1994 through 1996 totaled approximately $460 million ($170, $230 and $60 million in 1994, 1995, and 1996, respectively), primarily related to systems re-engineering and work center consolidation.

In 1993, it was anticipated that the restructuring would result in reduced costs during the period of restructuring and reduced annual operating expenses of approximately $1.7 billion beginning in 1997. These savings would include approximately $1.1 billion in reduced wage and benefit expenses due to lower work force levels, and approximately $600 million in nonwage savings including reduced rent expense for fewer work centers, reduced employee-related costs due to lower work force levels, and lower purchasing costs due to purchasing efficiencies implemented under process re-engineering.

As of December 31, 1996, approximately 15,000 employees have accepted the retirement incentives. Without the effect of the offsets noted below, this would equate to an average reduction in wages and benefits, on an annualized basis, of approximately $800 million. By 1998, when all 19,000 to 21,000 employees have accepted retirement incentives, NYNEX's total annualized wage and benefit savings, without the effect of the offsets noted below, would approximate $1.2 billion.

The anticipated $1.7 billion wage and benefit, and nonwage savings described above, have been, through December 31, 1996, and will continue to be, substantially offset by increased wage and benefit, and nonwage expenses attributable to the effects of wage and price inflation, the hiring of employees primarily to handle significantly increased volumes of business and to improve service, and investments in new marketing and service delivery initiatives.

Extraordinary item

The discontinued application of Statement No. 71 required NYNEX, for financial accounting purposes, to adjust the carrying amount of telephone plant and equipment and to eliminate non-plant regulatory assets and liabilities from the balance sheet. This change resulted in an after-tax charge of $2.9 billion, consisting of $2.2 billion to adjust telephone plant and equipment and $0.7 billion to write off non-plant regulatory assets and liabilities. NYNEX now utilizes shorter asset lives for certain categories of telephone plant and equipment than those previously approved by regulators. The elimination of the amortization of net regulatory assets and the effects of certain changes in accounting policies are not expected to have a significant impact on financial results in future periods (see Note C).

Cumulative effect of change in accounting principle

Effective January 1, 1996, Information Resources, a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing income from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and production expenses are recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX believes the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. The initial effect of the change to the point of publication method was reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $131.0 million, or $.30 per share, in the first quarter of 1996. The application of the point of publication method for the year ended 1996 did not have a material effect on operating results, and would not have been material had it been applied in 1995.

Effects of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), effective for fiscal years beginning after December 15, 1995. NYNEX elected the disclosure-only provisions which require pro forma amounts to be disclosed as if NYNEX had elected to recognize compensation costs consistent with the method prescribed by Statement No. 123 (see Note N).

Anticipated Effects of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125"

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"). Subsequently in December 1996, the FASB issued an amendment to Statement No. 125, Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("Statement No. 127"). NYNEX is required to adopt Statement No. 125 for transactions occurring after December 31, 1996, however Statement No. 127 defers certain provisions of Statement No. 125 until after December 31, 1997. Statement No. 125 establishes the criteria to evaluate whether a transfer of financial assets should be accounted for as a pledge of collateral in a secured borrowing or as a sale. It also provides guidance on the recognition and measurement of servicing assets and liabilities and on the extinguishments of liabilities. Statement No. 127 defers the specific provisions of Statement No. 125 which address secured borrowings and collateral as well as the accounting for transfers of financial assets for repurchase agreements, dollar roll, securities lending, and similar transactions.

Management is currently evaluating the financial impact of these accounting standards; the effect of Statement No. 125 and Statement No. 127 on NYNEX's results of operations and financial position has not yet been determined.

Anticipated Effects of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement No. 128"). Statement No. 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. This Statement will eliminate the presentation of primary EPS and will require the presentation of basic EPS (the principal difference being that common stock equivalents will not be considered in the computation of basic
EPS). It will also require the presentation of diluted EPS which will give effect to all dilutive potential common shares that were outstanding during the period. NYNEX believes that the effect of Statement No. 128 on NYNEX's EPS will not be significant.

Capital Resources and Liquidity

Management believes that NYNEX has adequate internal and external resources available to finance ongoing operating requirements, business development, network expansion, and new investments for the foreseeable future.

During 1996, net cash provided by operating activities exceeded net cash used in investing activities by $216.7 million. This was primarily due to a reduction in capital expenditures and other investing activities with a small increase in cash from operations. Including financing activities, cash balances decreased by $11.6 million.

Cash Flow from Operating Activities

Net cash provided by operating activities was $3.7, $3.6 and $3.7 billion in 1996, 1995 and 1994, respectively. In 1996, cash provided by operating activities increased $40.9 million. Depreciation and amortization expense decreased $67.5 million, primarily at the telecommunications group. Changes in operating assets and liabilities used $264.7 million of cash flows in 1996 over 1995, primarily as a result of timing differences resulting from the change in accounting for directory publishing at NIRC. Costs associated with re-engineering activities reserved for in 1993 resulted in cash outlays of approximately $59 million in 1996 and $191 million in 1995. Pension enhancement charges in 1996 and 1995 did not materially affect operating cash flows when recorded since the cash outflows will be incurred primarily by the NYNEX Pension Plans in future years.

In 1995, cash provided by operating activities decreased $51.9 million. Net income remained essentially flat from 1994, after excluding the effects of the 1995 discontinuance of Statement No. 71, the 1995 gain on an IPO of shares of CableComms and the 1994 and 1995 effects of the enhanced pension offer. Depreciation and amortization expense decreased $73.8 million, primarily at the telecommunications group. Changes in operating assets and liabilities provided $20.9 million of cash flows in 1995, primarily as a result of an increase in accounts payable partially offset by increased accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.5, $3.9 and $3.2 billion in 1996, 1995 and 1994, respectively.

Capital expenditures in 1996 were $2.9 billion, a decrease of $283.0 million over 1995. The largest component of capital expenditures continues to be for the telephone subsidiaries. These capital expenditures have remained relatively constant over the past three years and have been funded primarily through cash generated from operations.

Rapid buildout of the cable television/telephone network in the United Kingdom continued. Total capital expenditures in 1997 are projected to remain at a level comparable to 1996 and it is anticipated that expenditures will be similarly funded.

Capital expenditures in 1995 were $3.2 billion, an increase of $175.9 million over 1994. Rapid buildout of the cable television/telecommunications network in the United Kingdom continued.

Investment in leased assets: In 1996, the $44.1 million decrease in investments in leased assets was the result of reduced activity in the leveraged lease and partnership investment portfolios at NYNEX Credit Company ("Credit Company").

In 1995, increased investments in leased assets were the result of increased activity in the middle market portfolios at Credit Company.

Other investing activities: In 1996, net cash flows used in other investing activities - net were $465.5 million, $52.8 million lower than in 1995 as a result of cash received in 1996 from the sale of interests in Vanstar Corporation and Orient Telecom & Technology Holdings Ltd. In December, NYNEX and Bell Atlantic announced an agreement with CAI Wireless Systems, Inc. ("CAI") which gives CAI an option for up to one year to purchase the BANX Partnership's interest in CAI. BANX Partnership was formed by NYNEX and Bell Atlantic to invest in wireless cable systems. Additional investments continued in 1996 for PCS Primeco (a venture to provide national wireless communications services), the Tele-TV Partnerships ("Tele-TV"), Bayan Telecommunications Holdings Corporation ("BayanTel"), FLAG and P.T. Excelcomindo Pratama ("Excelcom"). These ventures may require additional investments and to the extent necessary NYNEX plans to fund them with cash from operations or proceeds from incremental debt.

In 1995, cash flows from other investing activities - net were $518.3 million, $474.7 million higher than in 1994 as a result of investments in: PCS Primeco, BANX Partnership, BayanTel, Tele-TV, FLAG and Excelcom. In addition, cash was received in 1994 from the exit from the information products and services business, partially offset by $90 million of cash received from the sale of cellular properties overlapping with Bell Atlantic Corporation's cellular properties prior to the formation of BANM.

Cash Flows from Financing Activities

Short-term and long-term debt: Total debt decreased in 1996 as compared to 1995 primarily due to lower capital expenditures and the 1996 monetization of a portion of NYNEX's investment in Viacom Inc. ("Viacom") Preferred Stock (see Viacom below). The debt ratio decreased to 57.7% as of December 31, 1996, compared with 61.8% as of December 31, 1995, primarily as a result of lower debt levels, an increase in retained earnings and equity issuances.

During 1996 and 1995, commercial paper and short-term debt decreased as a result of using the proceeds from the monetization of a portion of NYNEX's investment in Viacom Preferred Stock.

Total debt was essentially flat in 1995 as compared to 1994. The debt ratio, however, increased to 61.8% as of December 31, 1995, compared with 52.9% as of December 31, 1994, primarily as a result of the $2.9 billion after-tax extraordinary charge which reduced equity.

Issuance of common stock: Prior to November 1, 1996 and in 1995 and 1994, NYNEX issued common stock for employee savings plans, the Dividend Reinvestment and Stock Purchase Plan ("DRISPP") and stock compensation plans. NYNEX issued common stock for employee stock option plans from November 1995 to October 1996. These issuances increased equity by approximately $348 million in 1996, $333 million in 1995, and $320 million in 1994. The noncash issuance of stock, primarily for dividends in connection with DRISPP, is $88, $110, and $107 million, respectively. The dividends for common stock remained unchanged at $2.36 per share in 1996, 1995 and 1994.

Purchase of treasury stock: In January 1993, October 1994, and January 1996, NYNEX granted stock options in connection with the employee stock option plans established in 1992. NYNEX purchased treasury stock in 1993 and released shares into the open market as stock options were exercised until November 1995 when those shares were exhausted. Effective November 1, 1996, NYNEX resumed purchasing shares in the open market for issuance in connection with employee stock option plans. DRISPP and employee savings plans have also resumed purchasing shares in the open market to satisfy plan obligations effective November 1, 1996.

Minority interest: Financing cash flows in 1996 included net funds of $687.8 million primarily provided by a minority interest in the financing structures formed in December 1993 and 1994 for the network construction program in the United Kingdom and by the Viacom monetization structure formed in 1995 (see Viacom below).

Financing cash flows in 1995 includes net funds of $289.2 million primarily provided by the United Kingdom and Viacom structures noted below.

Proceeds from the sale of stock by subsidiary - net: During the second quarter of 1995, $610 million of proceeds were received from the IPO of CableComms (see below).

Current and Future Financing Strategies

CableComms: NYNEX CableComms is constructing and operating a $3 billion broadband (high capacity) network, to be substantially completed by 1999, for the provision of cable television and telecommunications services in certain licensed areas in the United Kingdom.

During 1994 and 1993, NYNEX entered into a series of financing transactions that coupled financing partnerships and limited liability companies for funding construction of up to $1.7 billion (as these loans are denominated in pounds sterling, these amounts are based on applicable year-end exchange rates). In connection with the financings, NYNEX has provided certain guarantees and indemnifications to the financing partnership and limited liability companies regarding the completion of the construction program and any breach of the agreements due to events prior to the creation of the entities. This type of financing could provide significant additional funds through 1999 to help complete the funding of CableComms' network. Management anticipates having sufficient funds, either from these or other funding sources, to complete construction of the network.

During February 1995, UK CableComms and US CableComms were formed. The sole assets of UK CableComms and US CableComms are 90% and 10%, respectively, of the outstanding stock of NYNEX CableComms Holdings, Inc. which holds, through various subsidiaries and partnerships, interests in cable television and telecommunications franchises, assets and operations in the United Kingdom.

An IPO was completed in June 1995 of 305 million equity units of CableComms. These units are traded as "stapled units" and are comprised of one ordinary share of UK CableComms and one share of common stock of US CableComms (the "Combined Offering"). The Combined Offering represented 33% of the total units outstanding, with NYNEX retaining the balance. Net proceeds from the offering were approximately $610 million. CableComms is using the proceeds to fund a portion of the cost of construction of its network and for operating cash flow and interest.

On October 22, 1996, NYNEX, Cable and Wireless PLC and Bell Canada International Inc. announced a conditional agreement (the "Transaction Agreement") to merge their respective interests in CableComms, Mercury Communications Limited, Videotron Holdings PLC and Bell Cablemedia PLC to form Cable & Wireless Communications PLC ("CWC"). If certain conditions to proceeding under the Transaction Agreement are satisfied, NYNEX will transfer to CWC (in exchange for approximately 18.5% of the outstanding stock of CWC) all of its interest in CableComms and the equity interests which NYNEX indirectly holds in various financing entities it established in connection with the financings for the South and the North. NYNEX and CWC are presently reviewing the effects the proposed transaction will have on the financing arrangements for the South and the North.

Viacom: In December 1995, NYNEX entered into a contract for the non-recourse securitization that permitted a monetization of approximately 50% of its investment in the Viacom Series B Cumulative Preferred Stock, of which 8% was implemented in 1995 and 42% in 1996. NYNEX realized proceeds of $100 million and $500 million in 1995 and 1996, respectively, from these monetizations which were used to reduce outstanding commercial paper.

The term of the monetization transactions is five years at which time the third party interest that provided the funding for these transactions may be redeemed through the sale of the assets securitizing these transactions. NYNEX may, upon meeting certain funding requirements, elect to purchase the third party interests or terminate the transactions and cause the liquidation of the securitized assets.

At December 31, 1996, NYNEX had $950 million of unissued, unsecured debt and equity securities registered with the Securities and Exchange Commission (the "SEC"). The proceeds from the sale of these securities would be used to provide funds to NYNEX and/or NYNEX's nontelephone subsidiaries for their respective general corporate purposes. At December 31, 1996, NYNEX Capital Funding ("CFC") had $637 million of unissued medium-term debt securities registered with the SEC and a $1 billion Euro medium-term note programme under which no notes have yet been issued. When issued, these securities will be guaranteed by NYNEX. The proceeds from the sale of these securities may be used to provide financing for NYNEX and the non-telephone subsidiaries.

At December 31, 1996 New England Telephone and New York Telephone had $500 and $250 million, respectively, of unissued, unsecured debt securities registered with the SEC.

In the second quarter of 1996, an independent bond rating agency placed the short and long-term debt securities of NYNEX Corporation, which includes Credit Company and CFC on "credit watch positive" due to the announced intention to merge the corporation with Bell Atlantic. The bond ratings of New York Telephone were reaffirmed at current levels, and the rating outlook on New England Telephone was placed on "credit watch positive" by the agency. Another independent bond rating agency changed the outlook for NYNEX Corporation to positive. Management continues to believe that the bond ratings are indicative of strong credit support for timely principal and interest payments in the foreseeable future.

In November 1995, NYNEX and Credit Company entered into a five year $2.75 billion unsecured revolving credit facility. (Credit Company may borrow up to $300 million under this facility.) Further, NYNEX may request an increase in the aggregate commitments under the facility of up to $500 million. During 1996, NYNEX and Credit Company reduced their $2.75 billion unsecured revolving credit agreement to $2.0 billion. The remaining term is for four years, but the borrowers may request two extensions of the facility, in each case for an additional year. Currently, a fee of .075% per annum is paid by NYNEX on the aggregate outstanding commitments. Under the terms of the agreement, the proceeds may be used to fund working capital and/or any lawful corporate purposes, including support of outstanding commercial paper. NYNEX had no borrowings under this credit facility at December 31, 1996. However, $1.77 billion of outstanding commercial paper borrowings was classified as Long-term debt at December 31, 1996 because NYNEX has the intent to refinance the commercial paper borrowings on a long-term basis and has the ability to do so under the credit facility.

During 1996, PrimeCo after completing initial construction of its network, initiated service in all its market areas. A portion of the network expenditures were borrowed by PrimeCo with a pro-rata guarantee by each of the partners. NYNEX's investment for the initial licenses was approximately $277 million in 1995 and was funded with commercial paper. Through 1996, NYNEX invested $407.5 million and is committed to funding $228.4 in 1997. Under a leveraged lease financing agreement guaranteed by the partners, NYNEX has guaranteed an additional $73 million.

Financial Instruments

Financial Risk Management
NYNEX has entered into transactions involving the use of derivative instruments as part of its financial risk management program. The purpose of this program is to manage NYNEX's aggregate financial risk and to protect against adverse changes in foreign exchange rates, interest rates, and other prices or rates, and to otherwise facilitate NYNEX's financing strategy, without holding or issuing any financial instruments solely for trading purposes.

The derivative instruments used to manage these risks may be separated into three fundamental types: forwards, options and swaps. NYNEX assesses financial exposures and matches its derivative positions accordingly. Liquidity and results of operations are not expected to be, but may be, materially affected by NYNEX's financing strategy, a portion of which is accomplished through the aforementioned risk management program.

NYNEX's use of derivatives for risk management purposes is represented by notional amounts. These notional values solely represent contractual amounts that serve as the basis or reference amount upon which contractually stipulated calculations are based. Therefore, these amounts are intended to serve as general volume indicators only and are not indicative of the potential gain or loss from market or credit risks, or future cash requirements. At December 31, 1996 and 1995, NYNEX had derivative transactions through 2004 with notional amounts as follows (categorized by the type of risk being managed):

(In Millions)                                 1996         1995
----------------------------------------    --------     --------
Basis swaps/Swaptions                       $1,001.0     $1,001.0
Foreign currency/Interest rate swaps          928.4        928.4
Foreign currency forwards (short dated)       343.2        556.3
Interest rate swaps/Caps/Floors               741.9        279.2
Foreign currency swaps/Other                   60.0         60.0
Structured note swaps                          55.0         55.0
                                            --------     --------
Total                                       $3,129.5     $2,879.9
                                            ========     ========

Basis swaps: In 1993, NYNEX entered into J.J.Kenny/LIBOR basis swaption agreements as part of a risk management program to protect against the effect of increased corporate tax rates on Credit Company's leveraged lease portfolio. NYNEX received approximately $12 million of premiums on the basis swaption agreements, which were exercised in January of 1994. The recording of these basis swaps at fair market value as of December 31, 1996 and 1995 resulted in unrealized mark to market adjustments of approximately $20.2 and ($17.4) million, net of previously unamortized premium, respectively, which are included in Other income (expense)-net in the consolidated financial statements.

Foreign Exchange Risk and Interest Rate Risk Management

Foreign currency/Interest rate swaps: NYNEX hedges the US Dollar value of many of its international investments. In some cases, direct borrowings in the foreign currency are used. In other cases, NYNEX uses derivatives to create synthetic non-US Dollar denominated debt, thereby hedging or funding these investments more cost-effectively and with greater flexibility. Generally these transactions involve a derivative contract which includes both interest rate and foreign currency components. With respect to the foreign currency components, cumulative net (losses)/gains of ($20.3) and $7.4 million at December 31, 1996 and 1995, respectively, have been recorded as direct adjustments to Stockholders' equity. In connection with managing the cost associated with the currency components, the interest rate swap components generally require NYNEX to receive interest at a fixed rate averaging approximately 3.3% and 3.4% as of December 31, 1996 and 1995, respectively, and to pay a floating interest rate (three-month or six-month LIBOR) which averaged approximately 5.9% and 6.1% on December 31, 1996 and 1995, respectively.

Foreign currency forwards (short dated): In connection with the receipt in 1995 of demand loans denominated in UK pounds from NYNEX CableComms, NYNEX entered into foreign currency forward contracts to manage the foreign currency exposures associated with the loans' repayments.

Interest rate swaps/Caps/Floors: In order to manage interest rate exposures, NYNEX employs various strategies primarily involving interest rate swaps which sometimes incorporate interest rate options. The net costs of these options are amortized to interest expense over the lives of the applicable agreements.

NYNEX has entered into several interest rate swap agreements to modify the interest rate profile of its liability portfolio. These swaps are associated with either a portion of commercial paper or non-callable medium-term notes and are designed to achieve a targeted mix of floating and fixed rate debt for the NYNEX portfolio. The following table indicates the types of interest rate swaps used for this purpose and their weighted average interest rates. Variable rates are based on the expected future rates based on the yield curve at the reporting date; those may change significantly but are not expected to have a material effect on future cash flows.

These swap contracts, with remaining maturities of between one and seven years, are as follows:

(In Millions)                              1996        1995
------------------------------------      ------      ------
Receive-fixed swaps-notional amount       $530.7      $186.7
 Average receive rate                       6.47%       6.60%
 Average pay rate                           6.38%       5.48%
Pay-fixed swaps-notional amount           $ 71.2      $ 92.5
 Average pay rate                           5.80%       6.08%
 Average receive rate                       6.03%       5.23%
------------------------------------      ------      ------

Foreign currency swaps/Other: In order to mitigate the impacts of foreign currency and interest rate fluctuations on certain payments in conjunction with the financing of the network construction project in the UK, NYNEX entered into two cross-currency swaps. The contract terms for these swap agreements include foreign currency and interest rate components which are settled quarterly when payments are made and received. The swaps require NYNEX to pay in US dollars average fixed interest rates between 13% and 15.4%, and to receive a variable interest rate based on 3-Month Sterling LIBOR, payable in UK Pounds. The net impact of activities related to the swaps is recorded in income from continuing operations.

Structured note swaps: During 1994, NYNEX entered into three derivative contracts in connection with the issuance of three structured medium-term notes with a total principal amount of $55 million in order to lower financing costs. The three derivative contracts have effectively converted the structured notes into standard medium-term notes with effective interest rates of 7.18% ($20 million principal), 7.785% ($10 million principal) and 3-Month LIBOR + 0.15% ($25 million principal).

Impact on Operations

In 1996, 1995, and 1994, NYNEX's income from continuing operations was increased / (reduced) by $13.4, ($32.0), and ($8.6) million, respectively, from all risk management activities. The $13.4 million increase is primarily attributable to an unrealized "mark-to-market" valuation adjustment of $20.2 million for the basis swaps, partially off-set by reductions due to the interest expense associated with interest rate management and synthetic non-Dollar debt. The ($32.0) million reduction in 1995 was primarily due to ($17.4) million from an unrealized "mark to market" valuation adjustment for the basis swaps. The remaining ($14.6) million reduction in 1995 and the reduction in 1994 were primarily due to the interest expense associated with interest rate management and synthetic non-Dollar debt.

NYNEX's policy requires the evaluation of the hedging of international equity investments on a case-by-case basis. By hedging the foreign currency risk associated with some of these investments, NYNEX has incurred additional costs. These incremental costs reflect the higher cost of capital in the relevant international markets. For the hedges utilizing derivatives, these incremental costs have been reflected in interest expense and in the fair value of the respective derivative liabilities. As of December 31, 1996 and 1995, approximately $(24.7) and $(34.9) million, respectively, of the fair market value of derivative (hedging) liabilities reflects any remaining unamortized incremental cost of hedging equity investments in the UK and Thailand. These remaining incremental costs are discounted based upon the rates implied in the yield curve at the reporting dates. The interest expense associated with these hedges is managed as part of NYNEX's overall interest rate structure.

Collective Bargaining Agreements

In 1994, a series of collective bargaining agreements were reached with the Communications Workers of America and the International Brotherhood of Electrical Workers that extended through August 8, 1998. The wage rates increased 4.0%, 4.0%, and 3.5% in August 1994, 1995, and 1996, respectively and will increase 3.0% in August 1997. In 1997, there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of company-initiated "process change," an enhanced educational program and stock grant and other incentives to improve service quality.

Competitive and Regulatory Environment

Competition
NYNEX believes that, while it will face significantly increased risks in its traditional markets, there will be significant opportunities in its many new markets.

Federal and state regulators continue to adopt policies favoring competition and have initiated various proceedings to further those policies. The enactment of the Act in February 1996 defined the terms under which local telecommunications markets, including NYNEX's, and the long distance and cable television markets will be opened to full competition. As a result, an increasing number of national and global companies with substantial capital and marketing resources are expected to enter many of NYNEX's local markets. At the same time, the Act frees NYNEX to enter the long distance, and video entertainment and information markets. NYNEX was granted immediate relief for long distance calling (both U.S. and international) originating outside of the NYNEX region, as well as for long distance services incidental to wireless, video and information services, and for video programming. In order to provide interLATA long distance service calls originating within its region, NYNEX must: (a) satisfy a checklist of technical and regulatory requirements with respect to interconnection and unbundling of services; (b) provide interconnection to a facilities-based competitor for business and residential service, unless no such request is made; and (c) obtain an FCC public interest determination.

Most of the services that NYNEX provides in its local telecommunications markets have been facing increasing competition for the past several years. NYNEX has responded by obtaining increased pricing flexibility under incentive regulation, introducing new services, and improving service quality. Sustained increases over the past two years in Private Line/Special Access revenues, and the number of Centrex win-backs from PBX vendors indicate NYNEX's ability to respond effectively in its most competitive markets.

Competition for intraLATA toll revenues has intensified with the increased marketing of dial-around programs by interexchange carriers. ILP began in New York in late 1995 and was completed in February 1996. To date, the retail toll revenues NYNEX has lost are being offset in part by increased revenues from wholesale access charges and increased total intraLATA usage.

In the highly competitive interstate access market, NYNEX received a waiver from the FCC in 1995, to de-average switched access rates in the metropolitan New York LATA and introduce a new fixed monthly charge paid directly by interexchange carriers. This has enabled NYNEX to charge prices that more accurately reflect the market conditions in its most competitive area. In 1996, NYNEX filed a petition to extend this waiver to the Boston metropolitan area.

NYNEX considers itself well positioned to enter the in-region long distance business quickly, as in New York and Massachusetts it already meets many of the requirements of this competitive "checklist." NYNEX provides for physical collocation of competitors' facilities and has negotiated interconnection agreements which include number portability and reciprocal compensation for terminating traffic with local exchange competitors. NYNEX has also unbundled many components of its network and offers them on a wholesale basis.

Furthermore, NYNEX believes that the interconnection and resale requirements of the Act present significant new business opportunities. In early October 1996, NYNEX became the first local exchange company to open a Resale Services Center, where more than a dozen carriers now interface electronically with NYNEX systems and re-sell local services.

In April 1996, NYNEX entered into a two-year long distance resale agreement with Sprint Communications Company, L.P., has been authorized to offer long distance service in 28 states and internationally and has begun providing service in most of such jurisdictions. In February 1997, the FCC approved NYNEX's Section 214 application to provide facilities-based out-of-region international long distance service.

REGULATORY ENVIRONMENT

Telecommunications Act of 1996

The Act granted the regional holding companies ("RHCs") immediate relief for the provision of "out-of-region" services, that is, interLATA or international telecommunications services originating outside of the RHC's home region. In order to provide "in region" services, the RHC must obtain FCC approval under
Section 271 of the Act, which requires compliance with a competitive checklist and the provision for interconnection to a facilities-based competitor for business and residential service. If such interconnection is not requested, the RHC must have a state-approved Statement of Terms and Conditions under which it will be provided.

In August, the FCC issued an Order setting forth the terms and conditions for interconnection. The Order establishes comprehensive technical rules, and sets national cost and pricing standards. The Order also sets "default" or "proxy" rates for interconnection and related functions, which state regulatory commissions may use until the FCC-mandated cost studies have been completed. The proposed default rates and resale discount result in rates that in many cases are significantly less than the rates approved by the NYSPSC in the Competition proceeding (see State Regulatory), the negotiated rates contained in the telephone subsidiaries' various interconnection agreements pending before the state regulatory commissions and the telephone subsidiaries' costs. The Order also permits a carrier to select individual provisions from any other interconnection agreement the local exchange company has negotiated.

In October, the U.S. Court of Appeals for the 8th Circuit issued a stay of the Order, with respect to the pricing rules and the selective contract provision, pending completion of appeals by state regulatory commissions, local exchange carriers such as NYNEX, and other parties. A decision is expected by April.

The telephone subsidiaries are actively engaged in the negotiation of interconnection agreements with various competitive local exchange carriers and wireless carriers under the Act, including those terms of the FCC's Order not subject to stay. State-specific agreements have been reached with a number of carriers. Arbitration proceedings were commenced where the telephone subsidiaries and the affected carrier were unable to reach agreement. Under the time frame prescribed by the Act, interconnection agreements in each of the states in which the telephone subsidiaries operate were to have been arbitrated and approved by January 1997, with AT&T and MCI Communications Corporation ("MCI"), and by February 1997 with Sprint Corp. No agreements have been reached, and negotiations are on-going.

The FCC has initiated proceedings under the Act to address universal service obligations and a fundamental restructuring of access charges. As part of the access reform proceeding, the FCC will address, on remand from the U.S. Court of Appeals, the "residual interconnection charge" ("RIC") imposed on all interexchange carriers for local transport access services beginning in 1992. The Court directed the FCC to implement a cost-based alternative to the RIC, or explain why a departure from cost-based pricing is necessary. The RIC accounts for approximately $600 million of NYNEX's annual revenues.

The proceedings on interconnection, access reform and universal service, taken together, will determine the regulatory framework for competitive local exchange markets as required by the Act. While the outcome of these proceedings cannot be predicted, they are likely to have a significant impact on the telephone subsidiaries' future rate structures, rate levels and revenues.

In February 1997, NYNEX submitted to the NYSPSC for its approval a proposed Statement of Terms and Conditions for interconnection pursuant to Section 271. NYNEX also submitted to the NYSPSC for its review a draft of NYNEX's Section 271 application to the FCC. These matters are pending before the NYSPSC. NYNEX expects to file its Section 271 application with the FCC within the next few months. Under Section 271, the FCC must approve or deny the application within 90 days of filing. NYNEX expects to file with the FCC for approval in the remaining states within its region during 1997.

State Regulatory

The telephone subsidiaries have been able to replace rate of return regulation with price regulation plans in New York, Massachusetts, Maine and Rhode Island, which represent more than 95% of their access lines, collectively.

These state regulatory plans eliminate the telephone subsidiaries' obligation to share earnings with customers, allow the companies greater flexibility to vary prices to meet competition and impose service quality performance measurements.

New York
Incentive Plan

The Plan establishes service quality targets with stringent rebate provisions if New York Telephone is unable to meet some or all of the targets. Based on service performance results for Plan Year 1, which ended August 31, 1996, New York Telephone was required to issue rebates to customers in the aggregate amount of $72 million.

In mid-February, the NYSPSC determined that New York Telephone had not met all the targets under a 1994 service improvement plan and directed New York Telephone to refund $12.6 million of previously "set aside" revenues, plus interest of $4 million, to customers.

At the time the Plan was adopted, it was estimated that, depending on how long the Plan remained in effect, New York Telephone's prices would have been decreased by an amount that, based on fixed volumes of business, would produce an aggregate revenue reduction over the term of the Plan of $1.1 billion at the end of five years, or $1.9 billion at the end of seven years.

MCI's lawsuit seeking to overturn the Plan is pending. MCI challenges the lack of an earnings cap and asserts that New York Telephone's rates should be further reduced annually by the amount of the $153 million set-aside.

Competition Proceedings
In November, the NYSPSC issued an order setting a discount of approximately 19%-22% for New York Telephone services offered for resale.

Disposition of Bell Communications Research Investment

In November 1996, NYNEX and the other RHCs signed definitive agreements to sell Bell Communications Research to Science Applications International Corporation. Closing is expected to occur in the second half of 1997, pending regulatory approval in various jurisdictions across the country.

Cautionary Statement Concerning Forward-Looking Statements

Information contained above with respect to the expected financial impact of the proposed merger and other statements regarding expected future events and financial results is forward-looking, based on management's estimates and assumptions and subject to risks and uncertainties. For those statements, NYNEX claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect future results and cause those results to differ materially from those expressed in the forward looking statements: (i) materially adverse changes in economic conditions in the markets served by NYNEX, (ii) a significant delay in the expected closing of the Merger,
(iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service, (iv) the timing of presubscription for intraLATA toll services, (v) future state regulatory actions and economic conditions in NYNEX's operating areas, (vi) the extent, timing and success of competition from others in the local telephone and toll service markets, and (vii) the timing of entry and profitability of NYNEX in the long distance market.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Management

Management of NYNEX Corporation and its subsidiaries ("NYNEX") has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The financial statements were prepared in accordance with generally accepted accounting principles, which require Management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. In Management's opinion, the consolidated financial statements are fairly presented. Management also prepared the other information in this report and is responsible for its accuracy and consistency with the consolidated financial statements.

The consolidated financial statements have been audited by Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), independent accountants, whose appointment was ratified by NYNEX's stockholders. Management has made available to Coopers & Lybrand all of NYNEX's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, Management believes that all representations made to Coopers & Lybrand during its audits were valid and appropriate.

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

Management also recognizes its responsibility for conducting NYNEX activities under the highest standards of personal and corporate conduct. This responsibility is accomplished by fostering a strong ethical climate as characterized in NYNEX's Code of Business Conduct, which is publicized throughout NYNEX. This code of conduct addresses, among other things, standards of personal conduct, potential conflicts of interest, compliance with all domestic and foreign laws, accountability for NYNEX property, and the confidentiality of proprietary information.


Ivan G. Seidenberg
Chairman and Chief Executive Officer

Mel Meskin
Vice President, Financial Operations and Comptroller

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Share Owners and Board of Directors of
NYNEX Corporation:

We have audited the consolidated financial statements and the consolidated financial statement schedule of NYNEX Corporation and its subsidiaries listed in
Item 14 (a) (1) and (2) of this Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of NYNEX Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYNEX Corporation and its subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note D to the consolidated financial statements, in the first quarter of 1996, NYNEX Corporation changed its method of recognizing directory publishing revenues and production expenses effective January 1, 1996. Additionally, as discussed in Note C to the consolidated financial statements, in the second quarter of 1995, NYNEX Corporation discontinued accounting for the operations of its telephone subsidiaries in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

Coopers & Lybrand L.L.P.
New York, New York
February 7, 1997

                               NYNEX CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)

                                           For the year ended December 31,
                                      --------------------------------------
                                        1996            1995         1994
                                      ---------       ---------    ---------
OPERATING REVENUES
Local service                         $ 6,805.6       $ 6,722.2    $ 6,605.4
Long distance                             984.8         1,039.2      1,081.2
Network access                          3,655.8         3,557.5      3,447.0
Other                                   2,007.6         2,088.0      2,173.0
                                       --------       ---------     --------
 Total operating revenues              13,453.8        13,406.9     13,306.6
                                       --------       ---------     --------
OPERATING EXPENSES
Maintenance and support                 3,279.2         3,069.0      3,039.7
Depreciation and amortization           2,499.3         2,566.8      2,640.6
Marketing and customer services         1,367.4         1,422.2      1,415.7
Taxes other than income                   880.9         1,015.6        993.2
Selling, general and administrative     2,101.6         2,484.5      2,639.7
Other                                     712.5           756.6        821.5
                                       --------       ---------     --------
 Total operating expenses              10,840.9        11,314.7     11,550.4
                                       --------       ---------     --------
Operating income                        2,612.9         2,092.2      1,756.2
Gain on sale of stock by subsidiary
  [Note L]                                    -           264.1            -
Other income (expense)-net                (98.4)          (15.2)       (43.8)
Interest expense                          636.6           733.9        673.8
Income (loss) from
 long-term investments                    209.4           103.2         57.7
                                       --------       ---------     --------
Earnings before income taxes,
 extraordinary item and cumulative
 effect of change in
 accounting principle                   2,087.3         1,710.4      1,096.3
Income taxes                              741.3           640.9        303.7
                                       --------       ---------     --------
Earnings before extraordinary item
 and cumulative effect of change in
 accounting principle                   1,346.0         1,069.5        792.6
Extraordinary item for the discontinuance
 of regulatory accounting principles,
 net of taxes [Note C]                        -        (2,919.4)           -
Cumulative effect of change in
 accounting for directory publishing
 income, net of taxes [Note D]            131.0               -            -
                                       --------       ---------     --------
NET INCOME (LOSS)                      $1,477.0       $(1,849.9)    $  792.6
                                       ========       =========     ========
Earnings per share before extraordinary
 item and cumulative effect of
 change in accounting principle        $   3.08       $    2.50     $   1.89
Extraordinary item per share                  -           (6.84)           -
Cumulative effect of change
 in accounting per share                    .30               -            -
                                       --------       ---------     --------
Earnings (loss) per share              $   3.38       $   (4.34)    $   1.89
                                       --------       ---------     --------
Weighted average number of
 shares outstanding                       436.9           426.5        418.8
                                       ========       =========     ========


          See accompanying notes to consolidated financial statements.

                               NYNEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Millions)

                                                                                       December 31,
                                                                                 -----------------------
                                                                                   1996           1995
                                                                                 --------       --------
ASSETS
------
 Current assets:
 Cash and temporary cash investments                                              $   81.6      $   93.2
 Receivables (net of allowance of $241.5 and $221.6, respectively)                 3,009.4       2,636.2
 Inventories                                                                         243.7         141.3
 Prepaid expenses                                                                    294.7         360.2
 Deferred charges and other current assets                                           326.7         450.2
                                                                                 ---------     ---------
 Total current assets                                                              3,956.1       3,681.1
                                                                                 ---------     ---------
 Property, plant and equipment - net                                              17,675.0      17,055.3
 Long-term investments [Note H]                                                    3,880.3       3,279.9
 Deferred charges and other assets                                                 2,147.7       1,879.6
                                                                                 ---------     ---------
 TOTAL ASSETS                                                                    $27,659.1     $25,895.9
                                                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
 Current liabilities:
 Accounts payable                                                                $ 3,017.6     $ 2,902.2
 Short-term debt                                                                     327.9         506.6
 Other current liabilities                                                           508.6         577.4
                                                                                 ---------     ---------
 Total current liabilities                                                         3,854.1       3,986.2
                                                                                 ---------     ---------
 Long-term debt                                                                    9,325.8       9,336.9
 Deferred income taxes                                                             1,460.5       1,332.4
 Unamortized investment tax credits                                                  165.8         198.8
 Other long-term liabilities and deferred credits                                  3,973.8       3,885.0

 Minority interest, including a portion subject to redemption
  requirements [Note L]                                                            1,819.8       1,077.4

 Commitments and contingencies [Notes I, O, P, S, and U]

 Stockholders' equity:
 Preferred stock - $1 par value, 70,000,000 shares authorized                            -             -
 Preferred stock-Series A Junior Participating - $1 par value,
  5,000,000 shares authorized                                                            -             -
 Common stock - $1 par value, 750,000,000 shares authorized                          455.0         447.2
 Additional paid-in capital                                                        6,913.4       6,566.9
 Retained earnings                                                                   610.8             -
 Treasury stock - (14,890,848 and 14,756,356 shares, respectively, at cost)         (597.2)       (591.1)
 Deferred compensation - LESOP Trust                                                (322.7)       (343.8)
                                                                                 ---------     ---------
 Total Stockholders' Equity                                                        7,059.3       6,079.2
                                                                                 ---------     ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $27,659.1     $25,895.9
                                                                                 =========     =========


          See accompanying notes to consolidated financial statements.

                                NYNEX CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In Millions)

                                                                                                  Deferred
                                                         Additional                             Compensation         Total
                                   Common    Common        Paid-In      Retained     Treasury       LESOP         Stockholders'
                                   Shares     Stock        Capital      Earnings      Stock         Trust             Equity
                                  --------- ---------   ------------- ------------ ----------- --------------- -------------------
Balance, December 31, 1993         431.1    $431.1        $6,624.5     $ 2,388.3    $ (648.1)     $ (380.3)        $ 8,415.5
 Employee benefit and dividend
  reinvestment plans                 8.6       8.6           317.4             -         3.8          16.1             345.9
 Dividends
  ($2.36 per common share)             -         -               -        (993.0)          -             -            (993.0)
 Other                                 -         -              .1          20.3           -             -              20.4
 Net income                            -         -               -         792.6           -             -             792.6
                                 -------   -------        --------     ---------    --------      --------         ---------

Balance, December 31, 1994         439.7    $439.7        $6,942.0     $ 2,208.2    $ (644.3)     $ (364.2)        $ 8,581.4
 Employee benefit and dividend
  reinvestment plans                 7.1       7.1           273.5             -        53.4          20.4             354.4
 Dividends [Note M] ($2.36
  per common share)                    -         -          (674.4)       (337.1)          -             -          (1,011.5)
 Other                                .4        .4            25.8         (21.2)        (.2)            -               4.8
 Net loss                              -         -               -      (1,849.9)          -             -          (1,849.9)
                                 -------   -------        --------     ---------    --------      --------         ---------
Balance, December 31, 1995         447.2    $447.2        $6,566.9     $       -    $ (591.1)     $ (343.8)        $ 6,079.2
 Employee benefit and dividend
   reinvestment plans                7.8       7.8           327.8             -        12.0          21.1             368.7
 Dividends [Note M]
  ($2.36 per common share)             -         -             (.2)     (1,034.9)          -             -          (1,035.1)
 Other                                 -         -            18.9         168.7       (18.1)            -             169.5
 Net Income                            -         -               -       1,477.0           -             -           1,477.0
                                 -------   -------        --------     ---------    --------      --------         ---------
Balance, December 31, 1996         455.0    $455.0        $6,913.4     $   610.8    $ (597.2)     $ (322.7)        $ 7,059.3
                                 =======   =======        ========     =========    ========      ========         =========

At December 31, 1996, there were 853,632 stockholders of record of common shares.

          See accompanying notes to consolidated financial statements.

                               NYNEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                                      For the Year Ended December 31,
                                                ------------------------------------------
                                                   1996            1995            1994
                                                ----------      ----------      ----------
Cash Flows From Operating Activities:*
 Net income (loss)                              $  1,477.0      $ (1,849.9)     $    792.6
                                                ----------      ----------      ----------
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
 Extraordinary item, net of taxes                        -         2,919.4               -
 Depreciation and amortization                     2,499.3         2,566.8         2,640.6
 Amortization of unearned lease income - net        (100.6)          (92.1)          (82.0)
 Deferred income taxes - net                         175.8           156.8          (160.2)
 Deferred tax credits - net                          (49.9)          (42.0)          (49.8)
 Gain on sale of stock by subsidiary                     -          (264.1)              -
 Changes in operating assets and liabilities:
  Receivables                                       (373.4)         (212.6)          (93.4)
  Inventories                                       (102.3)           25.9            (4.1)
  Prepaid expenses                                    65.5           (12.3)          (55.0)
  Deferred charges and other current assets          123.6           118.3           255.9
  Accounts payable                                   111.6           359.4          (190.2)
  Other current liabilities                          (68.8)         (257.8)          290.2
 Other - net                                         (69.1)          232.0           355.1
 Total adjustments                                 2,211.7         5,497.7         2,907.1
                                                ----------      ----------      ----------
 Net cash provided by operating activities         3,688.7         3,647.8         3,699.7
                                                ----------      ----------      ----------

Cash Flows From Investing Activities:
 Capital expenditures                             (2,905.1)       (3,188.1)       (3,012.2)
 Investment in leased assets                        (201.3)         (245.4)         (173.8)
 Cash received from leasing activities                99.9            85.9            67.0
 Other investing activities - net                   (465.5)         (518.3)          (43.6)
                                                ----------      ----------      ----------
 Net cash used in investing activities            (3,472.0)       (3,865.9)       (3,162.6)
                                                ----------      ----------      ----------
Cash Flows From Financing Activities:
 Issuance of commercial paper
  and short-term debt                             22,096.0        13,940.3        18,230.0
 Repayment of commercial paper
  and short-term debt                            (22,257.7)      (13,981.2)      (19,905.6)
 Issuance of long-term debt                          109.4           136.4         1,556.2
 Repayment of long-term debt
  and capital leases                                (147.6)         (144.5)         (127.9)
 Issuance of common stock                            253.6           222.7           213.2
 Purchase of treasury stock                          (17.7)              -               -
 Dividends paid                                     (952.1)         (899.4)         (882.5)
 Minority interest                                   687.8           289.2           359.2
 Proceeds from sale of stock
  by subsidiary - net                                    -           610.3               -
                                                ----------      ----------      ----------
 Net cash (used in) provided
  by financing activities                           (228.3)          173.8          (557.4)
                                                ----------      ----------      ----------
 Net decrease in Cash and
  temporary cash investments                         (11.6)          (44.3)          (20.3)
 Cash and temporary cash investments
  at beginning of year                                93.2           137.5           157.8
                                                ----------      ----------      ----------
 Cash and temporary cash
  investments at end of year                    $     81.6      $     93.2      $    137.5
                                                ==========      ==========      ==========


* Excludes non-cash effects of deconsolidation of cellular subsidiary in 1995. (See Note H.)

          See accompanying notes to consolidated financial statements.

                               NYNEX CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A  Accounting Policies

Nature of Operations
NYNEX Corporation ("NYNEX") is a global communications and media corporation that provides a full range of services in the northeastern United States and in high growth markets around the world. NYNEX has expertise in telecommunications, wireless communications, directory publishing, and video entertainment and information services. Intrastate communications services are regulated by various state public service commissions ("state commissions"), and interstate communications services are regulated by the Federal Communications Commission ("FCC").

The communications and media industry continues to experience fundamental changes at an ever-increasing pace. Telecommunications, information and entertainment services are converging in the market, driven by technology and released by landmark federal legislation that has removed historic regulatory barriers and increased competition. These changes are likely to have a significant effect on the future financial performance of many companies in the industry. NYNEX cannot predict the effect of such competition on its business.

NYNEX is implementing a major restructuring of its business, is entering into domestic strategic alliances and is expanding globally in select international markets in order to respond to competition. In addition, NYNEX is pursuing reforms in telecommunications policy at both the state and federal levels. In February 1996, the Telecommunications Act of 1996 was signed into law. This legislation will lead to the development of competition in local and long distance telephone service, cable television, and information and entertainment services.

Basis of Presentation

The consolidated financial statements include the accounts of NYNEX and its subsidiaries. Investments in entities in which NYNEX does not have control, but has the ability to exercise significant influence over operations and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the uncertainty inherent in making estimates, actual results could differ from those estimates. The 1995 and 1994 consolidated financial statements have been reclassified to conform to the current year's format.

In the first quarter of 1996, NYNEX Information Resources Company ("Information Resources"), a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. The initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle (see Note D).

In the second quarter of 1995, NYNEX discontinued using GAAP applicable to regulated entities for the operations of New York Telephone Company ("New York Telephone") and New England Telephone and Telegraph Company ("New England Telephone") (collectively, the "telephone subsidiaries") (see Note C).

In the third quarter of 1995, NYNEX deconsolidated certain assets and liabilities of NYNEX Mobile Communications Company ("NYNEX Mobile"), a wholly-owned subsidiary of NYNEX, in exchange for an equity interest in a cellular partnership between NYNEX and Bell Atlantic Corporation ("Bell Atlantic") (see Note H). As a result, NYNEX Mobile's results for the first half of 1995 were reported on a consolidated basis. For the second half of 1995 and all of 1996, NYNEX's share of the partnership's results were reported on an equity basis included in Income (loss) from long-term investments.

Cash and Temporary Cash Investments

Temporary cash investments are liquid investments with maturities of three months or less. Temporary cash investments are stated at cost, which approximates market value.

Inventories

The telephone subsidiaries' inventories consist of materials and supplies that are carried principally at average cost. Inventories purchased for resale are carried at the lower of cost or market (determined using weighted average cost). Certain other inventories are carried at the lower of cost or market (determined on a last-in, first-out basis).

Property, Plant and Equipment

Property, plant and equipment is stated at its original cost and is depreciated on a straight-line basis over its useful life. When depreciable plant is disposed of by the telephone subsidiaries, the carrying amount is charged to accumulated depreciation.

As a result of the implementation of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" ("Statement No. 101"), in the second quarter of 1995, the telephone subsidiaries began recording depreciation expense using shorter asset lives based on expectations as to the revenue-producing lives of the assets (see Note C), calculated on a straight-line basis using the concept of "remaining life." Previously, depreciation rates used by the telephone subsidiaries were prescribed by the FCC and by the state commissions for interstate operations and for intrastate operations, respectively, and were calculated on a straight-line basis.

Capitalized Interest Cost

As a result of the application of Statement No. 101, capitalized interest for the telephone subsidiaries is recorded as a cost of telephone plant and equipment and a reduction of interest, in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" ("Statement No. 34"). Previously, regulatory authorities allowed the telephone subsidiaries to capitalize interest, including an allowance on shareowner's equity, as a cost of constructing certain plant and as income, included in Other income (expense) - net. Such income was realized over the service life of the plant as the resulting higher depreciation expense was recovered through the rate-making process. All other subsidiaries account for capitalized interest in accordance with Statement No. 34.

Financial Instruments

NYNEX manages certain portions of its exposure to foreign currency and interest rate fluctuations through a variety of strategies and instruments. Generally, foreign currency derivatives and forwards are valued relative to the period ending spot rate. Gains and losses applicable to these derivatives are recorded to income currently with the exception of amounts related to foreign currency derivatives that have been identified as a hedge of a net investment in a foreign subsidiary, which are recorded as adjustments to Stockholders' equity until the related subsidiary is sold or substantially liquidated. The interest elements of these foreign currency derivatives are recognized to income ratably over the life of the contract. Interest rate swaps and related interest rate derivatives (swaptions, caps, floors) identified as hedges are generally not carried at fair value. Rather, interest rate swap receipts or payments are recognized as adjustments to interest expense as incurred. Swap termination payments and fees or premiums applicable to swaptions (if exercised) and caps are recognized as adjustments to interest expense over the lives of the agreements.

Computer Software Costs

The telephone subsidiaries capitalize initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For non-central office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed. NYNEX CableComms capitalizes initial right-to-use fees for switching equipment, including initial operating system and initial application software costs. All nontelephone subsidiaries expense computer software acquired or developed for internal use as incurred.

Refinancing Charges

As a result of the application of Statement No. 101, the telephone subsidiaries no longer defer call premiums and other charges associated with the redemption of long-term debt, and previously deferred refinancing costs were eliminated (see Note C). The intrastate portion of these costs had been deferred and amortized over periods stipulated by the state commissions. The interstate portion had been expensed as required by the FCC.

Income Taxes

Deferred tax assets and liabilities are measured based on the enacted tax rates that will be in effect in the years in which temporary differences are expected to reverse.

For the telephone subsidiaries, prior to the application of Statement No. 101, the treatment of excess deferred taxes resulting from the reduction of tax rates in prior years was subject to federal income tax and regulatory rules. Deferred income tax provisions of the telephone subsidiaries were based on amounts recognized for rate-making purposes. The telephone subsidiaries recognized a deferred tax liability and established a corresponding regulatory asset for tax benefits previously flowed through to ratepayers. The major temporary difference that gave rise to the net deferred tax liability was depreciation, which for income tax purposes is determined based on accelerated methods and shorter lives. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"), required the telephone subsidiaries to reflect the additional deferred income taxes as regulatory assets to the extent that they would be recovered in the rate-making process. In accordance with the normalization provisions under federal tax law, the telephone subsidiaries reversed excess deferred taxes relating to depreciation of regulated assets over the regulatory lives of those assets. For other excess deferred taxes, the state commissions generally allowed amortization of excess deferred taxes over the reversal period of the temporary difference giving rise to the deferred taxes. As a result of the application of Statement No. 101, income tax-related regulatory assets and liabilities were eliminated (see Note C).

The Tax Reform Act of 1986 repealed the investment tax credit ("ITC"), effective January 1, 1986. As required by tax law, ITC for the telephone subsidiaries was deferred and is amortized as a reduction to tax expense over the estimated service lives of the related assets giving rise to the credits.

Anticipated Effects of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125"

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"). Subsequently in December 1996, the FASB issued an amendment to Statement No. 125, Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("Statement No. 127"). NYNEX is required to adopt Statement No. 125 for transactions occurring after December 31, 1996, however Statement No. 127 defers certain provisions of Statement No. 125 until after December 31, 1997. Statement No. 125 establishes the criteria to evaluate whether a transfer of financial assets should be accounted for as a pledge of collateral in a secured borrowing or as a sale. It also provides guidance on the recognition and measurement of servicing assets and liabilities and on the extinguishments of liabilities. Statement No. 127 defers the specific provisions of Statement No. 125 which address secured borrowings and collateral as well as the accounting for transfers of financial assets for repurchase agreements, dollar roll, securities lending, and similar transactions.

Management is currently evaluating the financial impact of these accounting standards; the effect of Statement No. 125 and Statement No. 127 on NYNEX's results of operations and financial position has not yet been determined.

Anticipated Effects of Statement of Financial Accounting Standards No. 128, "Earnings per Share"

In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement No. 128"). Statement No. 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. This Statement will eliminate the presentation of primary EPS and will require the presentation of basic EPS (the principal difference being that common stock equivalents will not be considered in the computation of basic
EPS). It will also require the presentation of diluted EPS which will give effect to all dilutive potential common shares that were outstanding during the period. NYNEX believes that the effect of Statement No. 128 on NYNEX's EPS will not be significant.

B  Proposed Merger

On April 22, 1996, NYNEX and Bell Atlantic announced a proposed merger of equals pursuant to a definitive merger agreement (the "Merger"), dated April 21, 1996 that provided for the formation of a new company to be named

Bell Atlantic Corporation. On July 2, 1996, NYNEX and Bell Atlantic executed an amendment to the agreement effecting a technical change in the transaction structure of the Merger. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed Merger. Each NYNEX shareholder will receive
0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the Merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the Merger under a 1913 District of Columbia "anti-merger" law. The state regulatory commissions in NYNEX's region have approved or have not sought jurisdiction over the Merger. Effective March 21, 1997, the New York State Public Service Commission issued an order approving the Merger, subject to the acceptance of certain conditions by NYNEX and Bell Atlantic within 10 days. NYNEX has stated that the NYSPSC's conditions will require careful review. In addition, NYNEX and Bell Atlantic have filed applications with the FCC seeking approval of the transfer of control of certain FCC licenses and authorizations held by their telephone subsidiaries. The Merger is expected to qualify as a pooling of interests for accounting purposes. At special meetings held in November 1996, the shareholders of both companies voted to approve the Merger. The completion of the Merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the Merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. NYNEX is unable to predict when it will be able to complete the Merger.

C  Discontinuance of Regulatory Accounting Principles

In the second quarter of 1995, NYNEX discontinued accounting for the operations of the telephone subsidiaries in accordance with the provisions of Statement No.
71. As a result, NYNEX recorded an extraordinary non-cash charge of $2.9 billion, net of income taxes of $1.6 billion.

The operations of the telephone subsidiaries no longer met the criteria for application of Statement No. 71 due to a number of factors including: significant changes in regulation (achievement of price regulation rather than rate-of-return regulation in New York, Massachusetts and Maine, and ongoing efforts to achieve price regulation in the remaining jurisdictions); an intensifying level of competition; and the increasingly rapid pace of technological change. Under Statement No. 71, NYNEX had accounted for the effects of rate actions by federal and state regulatory commissions by establishing certain regulatory assets and liabilities, including the depreciation of its telephone plant and equipment using asset lives approved by regulators and the deferral of certain costs and obligations based on approvals received from regulators. NYNEX had continually assessed its position and the recoverability of its telecommunications assets with respect to Statement No. 71.

Telephone plant and equipment was adjusted through an increase in accumulated depreciation, to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had NYNEX not been subject to rate regulation. Gross plant was written off where fully depreciated, and non-plant regulatory assets and liabilities were eliminated from the balance sheet.

The after-tax extraordinary charge recorded consists of $2.2 billion for the adjustment to telephone plant and equipment and $0.7 billion for the write-off of non-plant regulatory assets and liabilities.

The net decrease of $3.6 billion to telephone plant and equipment was supported by a depreciation analysis, which identified inadequate depreciation reserve levels which NYNEX believes resulted principally from the cumulative under-depreciation of telephone plant and equipment as a result of the regulatory process. An impairment analysis was performed that did not identify any additional amounts not recoverable from future operations. ITC amortization was accelerated as a result of the reduction in asset lives of the associated telephone plant and equipment.

The major elements of the 1995 write-off of non-plant regulatory net assets were as follows:


 (In Millions)             Pretax   After-tax
------------------------   --------  ----------
 Compensated absences      $ 173.2   $    109.4
 Deferred pension costs      381.1        239.5
 Refinancing costs           255.6        166.5
 Deferred taxes                  -         55.7
 Other                       130.8         85.6
                           --------  -----------
 Total                     $ 940.7   $    656.7
                           ========  ===========

With the adoption of Statement No. 101, NYNEX now uses estimated asset lives for certain categories of telephone plant and equipment that are shorter than those approved by regulators. These shorter asset lives result from NYNEX's expectations as to the revenue-producing lives of the assets.

A comparison of average asset lives before and after the discontinuance of Statement No. 71 for the most significantly affected categories of telephone plant and equipment is as follows:

                                  Average lives (in years)
                              ---------------------------------
                                   Composite
                               Regulator-Approved    Economic
                                  Asset Lives       Asset Lives
                               ------------------   -----------
 Digital Switching                   16.5              12.0
 Circuit - Other                     10.5               8.0
 Aerial Metallic Cable               21.0              17.0
 Underground Metallic Cable          25.0              15.0
 Buried Metallic Cable               24.0              17.0
 Fiber                               26.0              20.0
                                    ------            ------

The application of Statement No. 101 does not change the telephone subsidiaries' accounting and reporting for regulatory purposes.

D  Change in Accounting Principle

Effective January 1, 1996, Information Resources changed the recognition of its directory publishing income from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and production expenses are recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX believes the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. The initial effect of the change to the point of publication method was reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash after-tax gain of $131.0 million, or $.30 per share, in the first quarter of 1996. The application of the point of publication method for the year ended 1996 did not have a material effect on operating results, and would not have been material had it been applied in 1995.

E  Income Tax

The components of income tax expense are as follows:


(In Millions)                 1996*    1995**         1994
---------------------------    ------    -------     -------
Federal:
  Current                      $555.1    $ 469.2     $ 488.7
  Deferred-net                  145.9       67.8      (191.5)
  Deferred tax credits-net      (49.9)     (42.0)      (49.8)
                               ------    -------     -------
                                651.1      495.0       247.4
                               ------    -------     -------
State and local:
  Current                        49.1       51.3        18.7
  Deferred-net                   30.0       89.0        31.3
                               ------    -------     -------
                                 79.1      140.3        50.0
Foreign                          11.2        5.6         6.3
                               ------    -------     -------
Total                          $741.4    $ 640.9     $ 303.7
                               ======    =======     =======

 * Does not include the deferred tax expense of $91 million associated with the Cumulative effect of the change in accounting for directory publishing income.

** Does not include the deferred tax benefit of $1.6 billion associated with the Extraordinary item for the discontinuance of regulatory accounting principles.


A reconciliation between the federal income tax expense computed at the statutory rate and NYNEX's effective tax expense is as follows:

(In Millions)                                      1996      1995        1994
----------------------------------------------    ------    ------      ------
Federal income tax expense computed at the
 statutory rate                                   $730.6    $598.6      $383.7

a. Amortization of investment tax credits          (21.4)    (31.3)      (55.9)

b. Amortization of excess deferred federal
   taxes due to change in the tax rates                -      (8.2)      (48.1)

c. State and local income taxes, net of
   federal tax benefit                              51.4      91.2        32.5

d. Depreciation of certain taxes and payroll-
   related construction costs capitalized for
   financial statement purposes, but
   deducted for income tax purposes in
    prior years                                        -       5.0        20.5

e. Capital loss carryforwards and reversal of
   valuation allowance on capital loss carry
   forwards                                            -     (16.1)      (58.6)

f. Other items-net                                 (19.2)      1.7        29.6
                                                  ------    ------      ------

Income tax expense                                $741.4    $640.9      $303.7
                                                  ======    ======      ======


Not included in "c" above are gross receipts taxes that New York Telephone is subject to in lieu of a state income tax. Temporary differences for which deferred income taxes have not been provided by the telephone subsidiaries are represented principally by "d" above. Upon the discontinuance of Statement No. 71 (see Note C), items "b" and "d" above have been eliminated.

The components of current and non-current deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

(In Millions)                                1996                      1995
------------------------------    ------------------------   -----------------------
                                   Assets      Liabilities    Assets      Liabilities
                                  -------      -----------   -------      -----------
Depreciation and amortization    $      -      $   1,700.7   $      -      $   1,676.8
Leveraged leases                        -          1,214.7          -            976.2
Restructuring charges               147.1                -      286.1                -
Employee benefits                 1,593.7            178.8    1,440.0            178.3
Deferred publishing revenues            -                -      167.0                -
Other                               614.7            605.9      442.6            542.2
                                 --------      -----------   --------      -----------
Total deferred taxes              2,355.5          3,700.1    2,335.7          3,373.5
Valuation allowance*                (25.6)               -      (29.7)               -
                                 --------      -----------   --------      -----------
Net deferred tax assets          $2,329.9         (2,329.9)  $2,306.0         (2,306.0)
                                 --------      -----------   --------      -----------
Net deferred tax liabilities           -       $   1,370.2          -      $   1,067.5
                                 ========      ===========   ========      ===========

* A valuation allowance was established in 1993 primarily for capital losses generated from the exit from the information products and services business. During 1996 and 1995, the valuation allowance decreased by $4.1 and $12.5 million, respectively, primarily due to tax planning strategies.

During 1995, income tax-related regulatory assets and liabilities were eliminated as a result of the discontinued application of Statement No. 71 (see Note C).

F  Employee Benefits

Pensions

Substantially all NYNEX employees are covered by one of two noncontributory defined benefit pension plans (the "Plans"). Benefits for management employees are based on a modified career average pay plan while benefits for associates (employees previously referred to as nonmanagement) are based on a nonpay-related plan. Contributions are made, to the extent deductible under the provisions of the Internal Revenue Code, to an irrevocable trust for the sole benefit of pension plan participants. Total pension (benefit) for 1996, 1995 and 1994 was $(231.8), $(269.3) and $(290.6) million, respectively. The components are as follows:

(In Millions)                                   1996       1995      1994
---------------------------------------------  -------   --------   -------
Estimated return on plan assets:
  Actual                                       $(2,298)  $ (3,079)  $    74
  Deferred portion                               1,028      1,872    (1,265)
---------------------------------------------  -------   --------   -------
  Net                                           (1,270)    (1,207)   (1,191)
Service cost                                       216        179       237
Interest cost on projected benefit obligation    1,014        984       884
Other-net                                         (192)      (225)     (221)
---------------------------------------------  -------   --------   -------
Net pension (benefit)                          $  (232)  $   (269)  $  (291)
                                               =======   ========   =======

The pension benefit for 1996, 1995 and 1994 includes the effect of plan amendments and changes in actuarial assumptions for the discount rate and future compensation levels.

The following table sets forth the Plans' funded status and amounts recognized in the consolidated balance sheets:

December 31, (In Millions)                                                  1996       1995
---------------------------------------------------------------------      -------    -------
Actuarial present value of accumulated benefit obligation,
 including vested benefits of $12,468 and $12,319, respectively            $ 3,362    $13,323
---------------------------------------------------------------------      -------    -------
Plan assets at fair value, primarily listed stock, corporate and
 governmental debt and real estate                                         $17,025    $15,782
Less: Actuarial present value of projected benefit obligation               14,279     14,546
---------------------------------------------------------------------      -------    -------
Excess of plan assets over projected benefit obligation                      2,746      1,236
Unrecognized prior service cost                                             (1,492)    (1,685)
Unrecognized net gain                                                       (2,843)    (1,010)
Unrecognized transition asset                                                 (368)      (428)
---------------------------------------------------------------------      -------    -------
Accrued pension cost                                                       $(1,957)   $(1,887)
                                                                           =======    =======

The assumptions used to determine the projected benefit obligation at December 31, 1996 and 1995 include a discount rate of 7.75% and 7.25%, respectively, and an increase in future compensation levels in both years of 4.1% for management employees, and 4.0% for associate employees. The expected long-term rate of return on pension plan assets used to calculate pension expense was 8.9% in 1996, 1995 and 1994. The actuarial projections included herein anticipate plan improvements for active employees in the future.

As a result of work force reductions primarily through retirement incentives in 1996, 1995 and 1994, partially offset by the 1995 formation of the Bell Atlantic NYNEX Mobile cellular partnership ("BANM") (see Note H), NYNEX incurred additional pension costs of $306.9, $396.9, and $758.2 million, respectively, which were partially offset by the 1993 severance reserves which were transfered to the pension liability. In 1996, this cost was comprised of a charge for special termination benefits of $481.3 million and a curtailment gain of $174.4 million partially offset by 1993 severance reserves of $90.6 million. In 1995, this cost was comprised of a charge for special termination benefits of $725.4 million and a curtailment gain of $328.5 million, partially offset by 1993 severance reserves of $78.5 million. In 1994, this cost was comprised of a charge for special termination benefits of $1,142.5 million and a curtailment gain of $384.3 million, partially offset by 1993 severance reserves of $314.8 million.

Postretirement Benefits Other Than Pensions

NYNEX provides certain health care and life insurance benefits for retired employees and their families. Substantially all of NYNEX's employees may become eligible for these benefits if they reach pension eligibility while working for NYNEX.

NYNEX recognizes the transition obligation for retired employees and the earned portion for active employees over a 20-year period. The cost of health care benefits and group life insurance was determined using the unit credit cost actuarial method.

The postretirement benefit cost for 1996 includes pretax credits to medical expense of $81.9 million for plan amendments primarily intended to reduce company costs under managed care options.

Net postretirement benefit cost for 1996, 1995, and 1994 includes the following components:

(In Millions)                              1996       1995          1994
--------------------------------------    -------     -------       ------
Service cost                              $  49.4     $  44.0       $ 56.6
Interest cost                               354.1       385.2        373.0
Estimated return on plan assets            (141.3)     (194.6)       (41.3)
Deferred asset gain (loss)                   43.0       102.1        (47.1)
Amortization of transition obligation       153.0       177.4        178.7
--------------------------------------    -------     -------       ------
Net postretirement benefit cost           $ 458.2     $ 514.1       $519.9
                                          =======     =======       ======

The following table sets forth the funded status and amounts recognized for postretirement benefit plans:

December 31, (In Millions)                                                   1996          1995
-----------------------------------------------------------------------     ------        ------
Accumulated postretirement benefit obligation attributable to:
 Retirees                                                               $ (3,420.1)   $ (4,025.7)
  Fully eligible plan participants                                          (523.4)       (705.0)
Other active plan participants                                              (754.6)       (896.2)
-----------------------------------------------------------------------     ------        ------
Total accumulated postretirement benefit obligation                       (4,698.1)     (5,626.9)
Fair value of plan assets                                                  1,329.6       1,230.8
-----------------------------------------------------------------------     ------        ------
Accumulated postretirement benefit obligation in excess of plan assets    (3,368.5)     (4,396.1)
Unrecognized net loss (gain)                                                (250.7)        257.7
Unrecognized prior service cost                                               (9.5)        136.2
Unrecognized transition obligation                                         2,294.7       2,853.4
-----------------------------------------------------------------------     ------        ------
Accrued postretirement benefit cost                                     $ (1,334.0)   $ (1,148.8)
                                                                            ======        ======


The actuarial assumptions used to determine the 1996 and 1995 obligation for postretirement benefit plans under Statement No. 106 are as follows: discount rate of 7.75% and 7.25%, respectively; weighted average expected long-term rate of return on plan assets of 8.4% and weighted average salary growth rate of 4.0% in both years; medical cost trend rate of 10.6% and 11.6% in 1996 and 1995, respectively, grading down to 4.5% in 2008; and dental cost trend rate of 3.5% and 4.0% in 1996 and 1995, respectively, grading down to 3.0% in 2002.

A one percent increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of net postretirement benefit cost for 1996, 1995, and 1994 by $24.0, $30.0, and $30.0 million, respectively, and would have increased the accumulated postretirement benefit obligation at December 31, 1996 and 1995 by $307.0 and $360.0 million, respectively.

As a result of work force reductions, NYNEX recorded an additional $519.5 million of postretirement benefit cost in 1993 accounted for as a curtailment. Due to the work force reduction retirement incentives in 1996, 1995 and 1994, and the 1995 formation of BANM, NYNEX incurred additional postretirement benefit costs of $151.1, $182.2, and $429.0 million, respectively. In 1996, this cost was comprised of a curtailment loss of $111.3 million and a charge for special termination benefits of $39.8 million, partially offset by $145.0 million accrued for in 1993. In 1995, this cost was comprised of a curtailment loss of $109.3 million and a charge for special termination benefits of $72.9 million, partially offset by $72.7 million accrued for in 1993. In 1994, this cost was comprised of a curtailment loss of $325.3 million and a charge for special termination benefits of $103.7 million, partially offset by $178.9 million accrued for in 1993.

NYNEX established two separate Voluntary Employees' Beneficiary Association Trusts ("VEBA Trusts"), one for management and the other for associates, to begin prefunding postretirement health care benefits. At December 31, 1992, NYNEX had transferred excess pension assets, totaling $486 million, to health care benefit accounts within the pension plans and then contributed those assets to the VEBA Trusts. No additional contributions were made in 1996, 1995 and 1994. The assets in the VEBA Trusts consist primarily of equity and fixed income securities. Additional contributions to the VEBA Trusts are evaluated and determined by Management.

Regulatory Treatment

With respect to interstate treatment, in 1994 the FCC's 1993 order denying exogenous treatment of additional costs recognized under Statement No. 106 was overturned in the court. Tariff revisions were filed by the telephone subsidiaries with the FCC in 1994 to amend price cap indices to reflect additional exogenous costs recognized under Statement No. 106, including $42 million of costs already accrued, increased annual costs of $21 million and increased rates of $2.2 million. Commencing December 30, 1994, the telephone subsidiaries began collecting these revenues, subject to possible refund pending resolution of the FCC Common Carrier Bureau's investigation. The annual update to the price cap rates, effective August 1, 1995, included tariff revisions to recover approximately $21 million of exogenous costs resulting from the implementation of Statement No. 106. In November 1996, NYNEX filed tariff revisions to reduce its interstate access charges by $21 million because it had completed the recovery of exogenous costs resulting from the implementation of Statement No. 106.

With respect to intrastate treatment, the telephone subsidiaries eliminated remaining deferred pension costs upon the discontinuance of Statement No. 71.

G  Property, Plant and Equipment-Net

The components of property, plant and equipment-net are as follows:


December 31, (In Millions)                              1996          1995
------------------------------------------------      ---------     ---------
Buildings                                             $3,014.4      $2,943.7
Telephone plant and equipment                         31,722.0      30,100.9
Furniture and other equipment                          1,543.4       1,543.3
Other                                                    151.5         141.0
------------------------------------------------      ---------     ---------
Total depreciable property, plant and equipment       36,431.3      34,728.9
Less: accumulated depreciation                        19,642.3      18,679.3
------------------------------------------------      ---------     ---------
                                                      16,789.0      16,049.6
Land                                                     142.6         142.7
Plant under construction and other                       743.4         863.0
------------------------------------------------      ---------     ---------
Total property, plant and equipment-net               $17,675.0     $17,055.3
                                                      =========     =========


H  Long-term Investments

A reconciliation of NYNEX's equity and cost method investments is as follows:


(In Millions)                          1996          1995
---------------------------------      --------      -------
Beginning of year, equity method       $1,435.5      $ 297.5
Additional investments                    434.6      1,045.4
Equity in net income (loss)               100.5         33.8
Dividends received                         (3.4)        (4.7)
Other                                      (6.3)        63.5
---------------------------------      --------      -------
End of year, equity method              1,960.9      1,435.5
Cost method investments                 1,919.4      1,844.4
---------------------------------      --------      -------
Total long-term investments            $3,880.3     $3,279.9
                                       ========      =======


NYNEX's long-term investments include equity and cost method investments in domestic and international interests, including cellular, real estate, telecommunications, and publishing ventures.

The Company's long-term investments accounted for under the equity method consist of the following at December 31:

(In Millions)                              1996                          1995
---------------------------      -------------------------     ------------------------
                                 Ownership     Investment      Ownership     Investment
                                 ---------    ------------     ---------    -----------
Bell Atlantic NYNEX Mobile           37.65%   $     981.7          37.65%   $     732.6
PrimeCo                              25.00%         349.9          25.00%         289.4
Bayan Telecommunications
 Holdings Corp.*                     20.01%          71.1          15.00%          34.0
FLAG                                 37.87%          67.5          38.18%          34.5

Other equity method
 investments                       Various          490.6        Various          345.0
---------------------------      ---------    ------------     ---------    ------------
Total                                           $ 1,960.9                     $ 1,435.5
                                                =========                     =========


* In 1995, Bayan Telecommunications Holdings Corp. was accounted for under the cost method.

Bell Atlantic NYNEX Mobile Cellular Partnership

Effective July 1, 1995, NYNEX and Bell Atlantic completed the combination of substantially all of their domestic cellular properties by contributing them to a partnership, BANM, to own and operate these properties. The combination represents the consummation of the transaction that was agreed to and announced in June 1994. Bell Atlantic owns approximately 62.4% of BANM, and NYNEX owns approximately 37.6%. The partnership is controlled jointly by NYNEX and Bell Atlantic. NYNEX accounts for its interest in the partnership under the equity method.

In connection with the formation of the partnership, NYNEX contributed certain cellular assets and liabilities of NYNEX Mobile, a wholly-owned subsidiary of NYNEX, in exchange for an equity interest in BANM. No gain or loss was recognized on the contribution of the assets and liabilities.

As a condition to the completion of the combination, in July 1995, NYNEX Mobile sold certain of its cellular properties overlapping with Bell Atlantic's cellular properties to SNET Cellular, Inc. As a result of the formation of the partnership, NYNEX recorded in 1995 a net after-tax gain of $67.4 million resulting primarily from the sale of overlapping cellular properties and a pension curtailment.

PCS PrimeCo

PrimeCo Personal Communications ("PrimeCo"), which was formed in October 1994, is a partnership between NYNEX, Bell Atlantic Corporation, AirTouch Communications and US West Inc. which provides national wireless personal communication services.

Bayan Telecommunications Holdings Corp.

Bayan Telecommunications Holdings Corp. ("BayanTel") is a holding company whose subsidiaries have been awarded licenses to provide telecommunication services in certain regions of the Philippines.

FLAG Limited

Fiberoptic Link Around the Globe ("FLAG") Limited is a partnership established to construct a submarine cable system from the United Kingdom to Japan. NYNEX is the managing sponsor of FLAG, with partners from Japan, Hong Kong, Thailand, Saudi Arabia and the United States.

Other Long-term Investments

In November 1993, NYNEX invested $1.2 billion in Viacom Inc. ("Viacom") for 24 million shares of Viacom Series B Cumulative Preferred Stock, carrying an annual dividend of five percent. The stock is convertible into shares of Viacom Class B non-voting common stock at a price of $70 per share.

NYNEX's other long-term investments include equity and cost method investments in domestic and international interests, including cellular, real estate, telecommunications, and publishing ventures.

I  Financial Commitments and Guarantees

As of December 31, 1996, NYNEX had invested approximately $89.5 million in FLAG. NYNEX is the managing sponsor of FLAG and holds a 38% equity interest and a 41% funding obligation in the venture. Under the terms of the FLAG project documentation and the related financing agreements, NYNEX's obligation to furnish its pro rata share of funding would require additional cash contributions of approximately $137.6 million to FLAG. The contributions are anticipated to be completed by the end of 1997.

A $950 million limited recourse debt facility was made available to the project by a number of major lending institutions. As of December 31, 1996, $312.5 million of this facility was utilized. Under the terms of the financing, the funding FLAG shareholders have entered into contingent sponsor support agreements which could require additional payments in an aggregate amount of $500 million by such shareholders on a pro rata basis upon the occurrence of certain limited events of default. These events of default represent risks of a type that equity shareholders typically are required to assume in construction projects, and which the FLAG shareholders consider to be unlikely to occur. The maximum contingent payment each funding shareholder may be required to make may be reduced in the future on a pro rata basis based primarily on the remaining amount of FLAG's outstanding debt which, in turn, is dependent upon the level of sales.

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

NYNEX maintains a 33% equity interest in the Tele-TV Partnerships (the "Partnerships"), and Bell Atlantic and Pacific Telesis Group are equal partners in this venture. As of December 31, 1996, NYNEX had invested approximately $80 million into the Partnerships. NYNEX is obligated to make additional cash contributions on a pro rata basis of approximately $33 million, currently anticipated to be completed by the end of 1998.

NYNEX holds a 20% interest in BayanTel. As of December 31, 1996, NYNEX had invested approximately $76 million in BayanTel and is committed to an additional investment of approximately $14 million by the end of 1997.

As of December 31, 1996, NYNEX had invested $407.5 million and has a 25% interest and a 25% funding obligation in PrimeCo, a venture between NYNEX, Bell Atlantic, AirTouch Communications, Inc. and US West, Inc., that began providing wireless personal communications services ("PCS") in November 1996. Under the terms of the partnership agreement NYNEX is committed to funding $228.4 million in 1997. PrimeCo has entered into a leveraged lease financing arrangement for certain equipment. This leveraged lease financing obligation has been guaranteed by the partners in the joint venture. NYNEX's share of this guarantee is approximately $73 million.

As of December 31, 1995, New York Telephone had deferred $188 million of revenues ($161 million under the plan approved by the NYSPSC in 1995 associated with commitments for fair competition, universal service, service quality and infrastructure improvements (the "Incentive Plan"), and $27 million for a 1994 service improvement plan obligation). These revenues will be recognized as commitments are met or obligations are satisfied under the plans. If New York Telephone is unable to meet certain of these commitments, the NYSPSC has the authority to require New York Telephone to refund these revenues to customers. During 1996, $43 million of the deferred revenues were recognized in connection with intraLATA presubscription ("ILP") and other commitments that were met in 1996, and $50 million of the deferred revenues were utilized for rebates issued to customers for not meeting service commitments in prior periods. As of December 31, 1996, $95 million of revenues remained deferred. In February 1997, the NYSPSC determined that New York Telephone had not met all of the targets established in the 1994 service improvement plan and directed New York Telephone to refund to customers $13 million, plus interest of approximately $4 million, of the $27 million set aside revenues.

The Incentive Plan establishes service quality targets with stringent rebate provisions if New York Telephone is unable to meet some or all of the targets. In November 1996, the NYSPSC announced its decision that, based on service performance results for Plan Year 1, which ended August 31, 1996, New York Telephone would be required to issue rebates to customers in the aggregate amount of at least $62 million. During 1996, New York Telephone accrued $62 million of revenues. As of December 31, 1996, $16 million in rebates have been issued and $46 million remains accrued. In mid-February 1997, the NYSPSC denied New York Telephone's claim of miscalculation of certain service performance data and ordered that additional rebates of $10 million be rebated to customers.

In December 1995, Telesector Resources Group, Inc. ("Telesector Resources"), a NYNEX subsidiary, entered into purchase agreements with various suppliers to purchase, on behalf of the telephone subsidiaries, equipment and software to upgrade the network. The purchase agreements have a term of five years with a commitment of approximately $550 million, of which approximately $450 million remains at December 31, 1996.

In October 1996, the telephone subsidiaries entered into contracts with a supplier for the deployment of digital loop fiber transport equipment for approximately one million new fiber-optic lines. The contracts are for a fifteen year plan with a total price not to exceed $170 million. As of December 31, 1996, no purchases had been made under these contracts.

J  Long-term Debt

Interest rates and maturities on long-term debt outstanding are as follows:

                                                                           December 31,
                                                                     ---------------------

(In Millions)                  Interest Rates      Maturities          1996          1995
--------------------------    -----------------    -------------     -------       -------
Refunding Mortgage Bonds:      4-1/4% -  7-3/4%     1997 - 2006      $ 560.0       $ 620.0
                                   6% -  7-1/2%     2007 - 2011        425.0         425.0
Debentures:                    4-1/2% -  7-3/8%     1999 - 2008        780.0         780.0
                                   7% -  9-3/5%     2010 - 2017        877.3         898.6
                               6-5/7% -  9-3/8%     2022 - 2033      2,248.9       1,900.0
Notes                              4% - 10-1/9%     1997 - 2009      2,609.9       2,736.7
Other                                                                1,786.2       1,951.9
Unamortized discount-net                                               (33.6)        (36.5)
--------------------------                                           -------       -------
                                                                     9,253.7       9,275.7
                                                                     -------       -------
Long-term capital lease obligations                                     72.1          61.2
-------------------------------------------------------------------  -------       -------
Total long-term debt                                                $9,325.8      $9,336.9
                                                                     =======       =======


The annual requirements for principal payments on long-term debt, excluding capital leases, are $399.5, $325.0, $586.0, $322.0 and $240.0 million for the years 1997 through 2001, respectively.


The Refunding Mortgage Bonds and $3.58 billion of the telephone subsidiaries' Debentures outstanding at December 31, 1996 are callable, upon thirty day notice, by the respective telephone subsidiary, after the required term of years.


Substantially all of New York Telephone's assets are subject to lien under New York Telephone's Refunding Mortgage Bond indenture. At December 31, 1996, New York Telephone's total assets were approximately $11.7 billion.


In November 1995, NYNEX and NYNEX Credit Company ("Credit Company") entered into a five year $2.75 billion unsecured revolving credit facility. (Credit Company may borrow up to $300 million under this facility.) Further, NYNEX may request an increase in the aggregate commitments under the facility of up to $500 million. During 1996, NYNEX and Credit Company reduced their $2.75 billion unsecured revolving credit agreement to $2.0 billion. The remaining term is for four years, but the borrowers may request two extensions of the facility, in each case for an additional year. Currently, a fee of .075% per annum is paid by NYNEX on the aggregate outstanding commitments. Under the terms of the agreement, the proceeds may be used to fund working capital and/or any lawful corporate purposes, including support of outstanding commercial paper. NYNEX had no borrowings under this credit facility at December 31, 1996. However, $1.77 billion of outstanding commercial paper borrowings was classified as Long-term debt at December 31, 1996 and presented in "Other" in the table above because NYNEX has the intent to refinance the commercial paper borrowings on a long-term basis and has the ability to do so under the credit facility.


At December 31, 1996, the following unissued debt securities were registered with the Securities and Exchange Commission (the "SEC"): $250 million of New York Telephone unsecured securities, $500 million of New England Telephone unsecured securities, and $637 million of NYNEX Capital Funding medium-term debt securities. In addition, NYNEX Capital Funding had established a US $1 billion Euro medium term note programme under which no notes have yet been issued. When issued, these NYNEX Capital Funding securities will be guaranteed by NYNEX and the proceeds from the sale of these securities may be used to provide financing for NYNEX and the non-telephone subsidiaries.

At December 31, 1996, NYNEX had $950 million of unissued, unsecured debt and equity securities registered with the SEC. The proceeds from the sale of these securities would be used to provide funds to NYNEX and/or NYNEX's non-telephone subsidiaries for their respective general corporate purposes.

K  Short-term Debt

NYNEX's short-term borrowings and related weighted average interest rates are as follows:

                                                                                    Weighted average
                                                                                    interest rates
                                                                                    ----------------
December 31, (In Millions)                                     1996        1995      1996      1995
-------------------------------------------------------      -------     -------    ------    ------
Commercial paper and short-term debt                         $    -      $    -      5.5%      6.0%
Debt maturing within one year                                 319.7       497.8      6.3%      7.3%
Current portion of long-term capital lease obligations          8.2         8.8
-------------------------------------------------------      -------     -------    ------    ------
Total short-term debt                                        $327.9      $506.6
                                                             =======     =======

As previously discussed, at December 31, 1996, NYNEX had an unused line of credit amounting to $2.0 billion through an unsecured revolving credit facility with an initial term of five years. This line of credit, together with cash and temporary cash investments, may be used to support outstanding commercial paper. As such, $1.77 billion and $1.94 billion of outstanding commercial paper borrowings were classified as Long-term debt at December 31, 1996 and 1995, respectively.


$175 million of New England Telephone's Notes are repayable on December 15, 1997, in whole or in part, at the option of the holder. $60 million of New York Telephone's Refunding Mortgage Bonds are repayable on October 1, 1997, and as such $235 million has been classified as Short-term debt at December 31, 1996.


$350 million of New England Telephone's Debentures were repayable on November 15, 1996, in whole or in part, at the option of the holder, and as such were classified as Short-term debt at December 31, 1995. Bond holders redeemed $1.0 million of the Debentures in November 1996 and the remainder was classified to Long-term debt.

L  Minority Interest


December 31, (In Millions)                       1996         1995
-------------------------------------------     ---------     --------
Portion subject to redemption requirements      $1,485.3      $ 732.7
Portion non-redeemable                             334.5        344.7
-------------------------------------------     ---------     --------
Total                                           $1,819.8      $1,077.4
                                                =========     ========

Financing of Operations in the United Kingdom

On December 31, 1993, a financing arrangement was entered into for the cable franchises in the southern United Kingdom (the "South"). Prior to this financing, two partnerships were formed: South CableComms, L.P. ("SC"), and Chartwell Investors L.P. ("Chartwell"), both Delaware limited partnerships. These partnerships and their subsidiaries are legal entities separate and distinct from NYNEX, as are their assets and liabilities. Two wholly-owned subsidiaries of NYNEX contributed assets, consisting of cash and stock, with an aggregate initial market value of $130 million and a book value of $109 million at December 31, 1993, to SC in exchange for general partnership interests, and Chartwell contributed $20 million in cash to SC in exchange for a limited partner interest.

Prior to March 31, 1995, the financing arrangements for the South were similar in substance to, but structurally different from, those for the cable franchises in the northern United Kingdom (the "North"). On March 31, 1995, the financing structure for the South was changed to more closely resemble the structure for the North (see explanation of transaction below) as it existed at December 1994.

All of the members of South CableComms L.L.C. ("SCLLC"), a Delaware limited liability company, have committed to make future capital contributions as required by the various documents. As of December 31, 1996, total cumulative contributions to SCLLC were as follows: $200 million from two wholly-owned subsidiaries of NYNEX (the "NYNEX South members") and $295 million from Chartwell; and total cumulative contributions to SC were as follows: $474 million from two other subsidiaries of NYNEX (the "NYNEX South general partners") and $128 million from SCLLC.

SC's purpose is to manage and protect a portfolio of assets, which is being used to fund the construction, operations and working capital requirements of cable television and telecommunications systems in certain licensed areas in the South. SCLLC's purpose is to provide funding arrangements to SC and its operating companies in the South with the proceeds of capital contributions received from its members. A wholly-owned subsidiary of NYNEX manages and controls the business and operations of SCLLC. SC and SCLLC are included in NYNEX's consolidated financial statements, and Chartwell's interest in SCLLC is reflected in Minority interest, including a portion subject to redemption requirements.

NYNEX also contributed cash to Chartwell in exchange for an initial 20% limited partnership interest. The purpose of Chartwell is to invest up to $469 million (based on the applicable year-end exchange rate) over a five-year contribution term in SCLLC, and the funding of Chartwell consists of equity and amounts made available to it, subject to the satisfaction of funding conditions, under existing arrangements with financial institutions. A portion of the funding is collateralized by Chartwell's assets, is non-recourse to the partners of Chartwell, and bears interest at market rates. It includes representations, warranties, covenants and events of default customary in financings of this nature. The remaining term of the funding arrangement is seven years, with repayments beginning in 1999, and Chartwell is entitled to receive cumulative preferential distributions from SCLLC sufficient to meet these repayment requirements. The redemption requirements are $31 million for 1999, $54 million for 2000, and $85 million for 2001. For financial reporting purposes, NYNEX's investment in Chartwell is reflected in Long-term investments and is accounted for under the equity method.

On December 19, 1994, a financing arrangement was entered into for the North. Prior to this financing, three entities were formed: North CableComms L.P. ("NCLP"), a Delaware limited partnership, North CableComms, L.L.C. ("NCLLC"); and Winston Investors L.L.C. ("Winston"), which are Delaware limited liability companies. These entities and their subsidiaries are legal entities separate and distinct from NYNEX, as are their assets and liabilities. Three subsidiaries of NYNEX ("NYNEX North general partners") contributed stock to NCLP in exchange for general partnership interests (with an aggregate market value of $827 million and an aggregate book value of $142 million at December 19, 1994). NCLLC contributed $79 million in cash to NCLP in exchange for a limited partnership interest. Two wholly-owned subsidiaries of NYNEX ("NYNEX North members") contributed in the aggregate $82 million in cash, and Winston contributed $225 million in cash, each for member interests in NCLLC.

All of the members of NCLLC have committed to make future capital contributions as required by the various documents. As of December 31, 1996, total cumulative contributions to NCLLC were as follows: $224 million from the NYNEX North members and $632 million from Winston; and total cumulative contributions to NCLP were as follows: $401 million from the NYNEX North general partners and $209 million from NCLLC.

NCLP's purpose is to manage and protect a portfolio of assets, which is being used to fund the construction, operations and working capital requirements of cable television and telecommunications systems in certain licensed areas in the North. NCLLC's purpose is to provide funding arrangements to NCLP and its operating companies in the North with the proceeds of capital contributions received from its members. A wholly-owned subsidiary of NYNEX manages and controls the business and operations of NCLLC. NCLP and NCLLC are included in NYNEX's consolidated financial statements, and Winston's interest in NCLLC is reflected in Minority interest, including a portion subject to redemption requirements.

NYNEX also contributed cash to Winston in exchange for an initial 20% equity interest. The purpose of Winston is to invest up to $1.2 billion (based on the applicable year-end exchange rate) over a five-year contribution term in NCLLC, and the funding of Winston consists of equity and amounts available to it, subject to the satisfaction of funding conditions, under existing arrangements with financial institutions. A portion of the funding is collateralized by Winston's assets, is non-recourse to the partners of Winston, and bears interest at market rates. It includes representations, warranties, covenants and events of default customary in financings of this nature. The remaining term of the funding arrangement is eight years with repayments beginning in 2000, and Winston is entitled to receive cumulative preferential distributions from NCLLC sufficient to meet these repayment requirements. The redemption requirements are $63 million for 2000 and $111 million for 2001. For financial reporting purposes, NYNEX's investment in Winston is reflected in Long-term investments and is accounted for under the equity method.

NYNEX provides certain performance guarantees to Chartwell and Winston, and for the first five years, a completion guarantee that requires a specified number of homes be passed by the network in the South and in the North by December 31, 1998 and 1999, respectively (subject to one-year extensions). At December 31, 1996 and 1995, the related construction program was progressing toward the appropriate targets for release from the completion guarantee. In order to gain release from the completion guarantee, NYNEX must demonstrate that various financial ratios, based on, among other things, operating cash flows, and other tests such as material compliance with communication licenses, are satisfied. If the construction program does not meet such tests and these shortfalls are not cured within a specified time period, the completion guarantee will necessitate payments to be made directly to Chartwell or Winston, as appropriate. NYNEX also provides indemnifications to these entities, among others, in respect of certain liabilities, including all liability, loss or damage incurred as a result of any breach of the agreements set forth, and tax indemnifications relating to events prior to the creation of SC, SCLLC, NCLP and NCLLC. In addition, NYNEX is required to maintain certain financial and operating standards and may, at any time, elect to purchase the equity interest in Chartwell and Winston on certain terms.

During February 1995, two entities were formed: NYNEX CableComms Group PLC ("UK CableComms"), a public limited liability company incorporated under the laws of England and Wales, and NYNEX CableComms Group Inc. ("US CableComms"), a Delaware corporation (both being referred to collectively as "CableComms"). Prior to the IPO discussed below, both were wholly-owned subsidiaries of NYNEX. Both are separate and distinct legal entities. The sole assets of UK CableComms and US CableComms are 90% and 10%, respectively, of the outstanding stock of NYNEX CableComms Holdings, Inc. which holds, through various subsidiaries and partnerships, interests in cable television and telecommunications franchises, assets and operations in the United Kingdom.

An IPO was completed in June 1995 of 305 million equity units of CableComms. These units are traded as "stapled units" and are comprised of one ordinary share of UK CableComms and one share of common stock of US CableComms (the "Combined Offering"). Of the 305 million units issued, 170,222,000 were issued as units at a price of 137 pence per unit in the United Kingdom, and 13,477,800 were issued as American Depository Shares ("ADS") at $21.81 per ADS in the United States, each ADS comprising 10 units. The Combined Offering represented 33% of the total units outstanding, with NYNEX retaining the balance. Net proceeds from the offering were approximately $610 million. CableComms is using the proceeds to fund a portion of the cost of construction of its network and for operating cash flow and interest.

NYNEX's policy is to recognize in income any gains or losses related to the sale of stock by an investee. NYNEX recognized an after-tax gain on the IPO of $155.1 million in the second quarter of 1995, net of $109.0 million in deferred taxes, in recognition of the net increase in the value of NYNEX's investment in CableComms.

On October 22, 1996, NYNEX, Cable and Wireless PLC and Bell Canada International Inc. announced a conditional agreement (the "Transaction Agreement") to merge their respective interests in CableComms, Mercury Communications Limited, Videotron Holdings PLC and Bell Cablemedia PLC to form Cable & Wireless Communications PLC ("CWC"). If certain conditions to proceeding under the Transaction Agreement are satisfied, NYNEX will transfer to CWC (in exchange for approximately 18.5% of the outstanding stock of CWC) all of its interests in CableComms and the equity interests which NYNEX indirectly holds in Winston, the NYNEX North Members, Chartwell and the NYNEX South Members. NYNEX will account for its resulting investment in CWC by the equity method and is presently reviewing the effects the proposed transaction will have on the financing arrangements for the South and the North.

Other Financing

In November 1993, NYNEX invested $1.2 billion in Viacom Inc. for 24 million shares of Viacom Series B Cumulative Preferred Stock ("Viacom Preferred"), carrying an annual dividend of five percent. The stock is convertible into shares of Viacom Class B non-voting common stock at a price of $70 per share.

In December 1995, NYNEX entered into a contract for the non-recourse securitization that permitted a monetization of approximately 50% of its investment in the Viacom Preferred, of which 8% was implemented in 1995 and 42% in 1996. NYNEX realized proceeds of $100 million and $500 million in 1995 and 1996, respectively, from these monetizations which were used to reduce outstanding commercial paper. In connection with these transactions, NYNEX has invested in three newly formed Delaware limited liability companies: a majority owned and controlled subsidiary, "Weatherly Holdings L.L.C." ("Weatherly"), and its 50% owned and controlled subsidiary, "Kipling Associates L.L.C." ("Kipling") (Weatherly and Kipling are collectively referred to as the "Monetization Subsidiaries"), and a third-party owned and controlled entity, "Mandalay Investors L.L.C." (the "Outside Member"), which has invested in the Monetization Subsidiaries. These companies are legal entities separate and distinct from NYNEX, as are their assets and liabilities.

Weatherly, through its agreements with the Outside Member, exercises control over the fundamental financial and operating policies as the "Managing Member" of Kipling. As the Managing Member, Weatherly is responsible for coordinating, among other things, the accounting, reporting, and operations of Kipling. Absent certain defaults or other defined events, only NYNEX has the option to unwind and liquidate the existing structure prior to 2000, as described below. The Outside Member of Kipling has certain consent rights that could, under certain circumstances, limit NYNEX's right to acquire, sell, refinance or distribute the assets of Kipling or effect certain other fundamental changes in situations other than in the ordinary course of business. However, such rights are not expected to affect the management and control of Kipling by Weatherly in the ordinary course of Kipling's business as that business is now conducted and as presently proposed to be conducted. In addition, absent certain defaults or other events, NYNEX has the right to refinance the transaction, purchase the Outside Member's interests in Kipling and thereafter acquire, sell, refinance or distribute any remaining assets of Kipling.

The Outside Member has certain rights to consent to or prohibit certain actions by the Monetization Subsidiaries, including changes in their basic structure, operations or assets. However, the Outside Member is not a managing member of the Monetization Subsidiaries and its sole recourse (absent certain defaults) for its income or return of capital is derived from the assets held by the Monetization Subsidiaries. NYNEX can choose to liquidate the structure at any time before 2000. The Outside Member does not have redemption rights. However, upon the occurrence of a breach by NYNEX or its subsidiaries of their undertakings, or the occurrence of certain other defined events, the Outside Member can cause liquidation prior to June 29, 2000.

NYNEX has contributed certain financial assets to the Monetization Subsidiaries, which are consolidated by NYNEX, as collateral (or "to securitize") to induce the Outside Member to contribute cash in exchange for a member interest (or "to monetize") in the Monetization Subsidiaries. NYNEX contributed, in the aggregate, twelve million shares of Viacom Preferred with a book value of $600 million and $35 million in cash for its member interests in the Monetization Subsidiaries. The Outside Member contributed $600 million in cash for its member interest in Kipling and $10 thousand in cash for its member interest in Weatherly. The Monetization Subsidiaries have approximately $71 million in cash which has been loaned to NYNEX, cash equivalents, the Viacom Preferred, certain intercompany financial obligations and approximately 14.6 million shares of NYNEX common stock. The purpose of the Monetization Subsidiaries is to manage and protect their financial assets for sale or distribution at a later date. The Monetization Subsidiaries are included in NYNEX's consolidated financial statements, and the Outside Member's interest in the Monetization Subsidiaries is reflected in Minority interest, including a portion subject to redemption requirements. NYNEX has invested $10 thousand in cash in the Outside Member for a less than 1% ownership interest, which is accounted for under the cost method and is included in Long-term investments.

In connection with the monetization of the Viacom Preferred, NYNEX has provided certain indemnifications to the Monetization Subsidiaries and the Outside Member including certain tax indemnifications. The term of the monetization transaction is five years (December 31, 2000) at which time the Outside Member's interest in the Monetization Subsidiaries will be redeemed through the liquidation of the Monetization Subsidiaries' assets. NYNEX may, upon meeting certain funding requirements, elect to purchase the member interests of the Outside Member in the Monetization Subsidiaries or terminate the transaction and cause the liquidation of the assets of the Monetization Subsidiaries.

M  Stockholders' Equity

Preferred Stock
NYNEX's certificate of incorporation provides authority for the issuance of 75 million shares of Preferred stock, $1.00 par value, in one or more series with such designations, preferences, rights, qualifications, limitations, and restrictions as NYNEX's Board of Directors may determine.

Common Stock

As of November 1, 1996, NYNEX began purchasing shares of its common stock and began reissuing these shares in connection with employee stock option and stock compensation plans. The Dividend Reinvestment and Stock Purchase Plan and employee savings plans have also resumed purchasing shares in the open market to satisfy plan obligations effective November 1, 1996.

Dividends Declared from Additional Paid-In Capital

In 1995 the second, third, and a portion of the fourth quarter dividends were declared from Additional paid-in capital.

Shareholder Rights Agreement

In October 1989, NYNEX adopted a Shareholder Rights Agreement, pursuant to which shareholders received a dividend distribution of one right for each outstanding share of NYNEX's common stock. As a result of the two-for-one common stock split, the rights have been adjusted so that shareholders receive one right for every two shares of common stock. Each right entitles the shareholder to buy 1/100 of a share of $1.00 par value Series A Junior Participating Preferred Stock from NYNEX at an exercise price of $250 per right. 5 million shares of this Preferred Stock have been authorized, with 3 million shares reserved for exercise of the rights. The rights, which are subject to adjustment, will not be exercisable or separable from the common stock until ten days following a public announcement that a person or group has acquired beneficial ownership of 15% or more of NYNEX's outstanding common stock or ten business days following the commencement of, or public announcement of the intent to commence, a tender or exchange offer by a beneficial owner of 15% or more of the outstanding common stock.

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

The Shareholder Rights Agreement has been amended and does not apply to the Merger.

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

NYNEX maintains savings plans that cover substantially all of its employees. Under these plans, NYNEX matches a certain percentage of eligible employee contributions. Under provisions of the Savings Plan for Salaried Employees, NYNEX's matching contributions are allocated to employees in the form of NYNEX stock from the LESOP Trust, based on the proportion of principal and interest paid by the LESOP Trust in a year to the remaining principal and interest due over the life of the internal LESOP note. Compensation expense is recognized based on the shares allocated method. Allocated and unallocated shares are considered outstanding for earnings per share calculations.

NYNEX's matching contributions to the savings plans and any change in the required contribution as a result of leveraging this obligation are recorded as compensation expense. Compensation expense applicable to the savings plans for 1996, 1995 and 1994 was $79.3, $77.2 and $88.2 million, respectively, and has been reduced by $25.3, $25.9 and $26.1 million, respectively, for the dividends paid on LESOP shares used to service the internal LESOP note. As of December 31, 1996 and 1995, the number of shares allocated to the LESOP were 2.6 and 2.2 million, respectively, and the number of shares held by the LESOP for future allocation were 8.1 and 8.6 million, respectively.

N  Stock Option Plans

NYNEX has stock option plans for key management employees under which options to purchase NYNEX common stock are granted at a price equal to or greater than the market price of the stock at the date of grant. The 1990 Stock Option Plan, which expired on December 31, 1994, permitted the grant of options through December 1994 to purchase up to 4 million shares. In January 1995, NYNEX established the 1995 Stock Option Plan, that permits the grant of options no later than December 31, 1999 to purchase up to 20 million shares of common stock. One-third of the options can be exercised one year from the grant date, with another one-third exercisable two years from the grant date, and the remaining one-third exercisable three years from the grant date. These options expire ten years from the grant date.

Both the 1990 and the 1995 Stock Option Plans for key management employees allow for the granting of stock appreciation rights ("SARs") in tandem with options granted. Upon exercise of a SAR, the holder may receive shares of common stock or cash equal to the excess of the market price of the common stock at the exercise date over the option price. SARs may be exercised in lieu of the underlying option only when those options become exercisable. There are no outstanding SARs as of December 31, 1995 and 1996.

Effective March 31, 1992, NYNEX established stock option plans for associates and for management employees other than those eligible to participate in the 1990 and 1995 Stock Option Plans ("Take Stock in NYNEX"). Employees were granted options, with the number of options varying according to employee level, to purchase a fixed number of shares of NYNEX common stock at the market price of the stock on the grant date. Fifty percent of the options can be exercised one year from the grant date, with the remaining fifty percent exercisable two years from the grant date. These options expire ten years from the grant date. In October 1994 and January 1996, employees were granted additional options under these plans.

NYNEX has adopted the disclosure-only provisions of Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Pro forma results, assuming NYNEX had elected to recognize compensation costs for the 1995 Stock Option Plan and the Take Stock in NYNEX plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by Statement No. 123 are as follows:


For the year ended December 31,                        1996        1995
------------------------------------------------     --------    --------
Net income (loss) (In Millions)     As reported      $1,477.0   $ (1,849.9)
                                    Pro forma         1,450.4     (1,852.5)
                                   -------------     --------   ----------
Earnings (loss) per share           As reported      $   3.38   $    (4.34)
                                    Pro forma            3.32        (4.34)
                                   -------------     --------   ----------


The fair value of NYNEX stock options used to compute net income and earnings per share disclosures is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995: Dividend yield of 4.66% for 1996 and 6.50% for 1995; expected volatility of 15.3% for 1996 and 1995; a risk free interest rate of 5.42% for 1996 and 7.63% for 1995 and an expected holding period of five years for both 1996 and 1995.

Presented below is a summary of the status of the NYNEX fixed stock options held by NYNEX employees, and the related transactions for the years ended December 31, 1996 and 1995:

                                           For the year ended December 31,
                                       1996                            1995
                                   -----------                     -----------
                                                    Weighted                        Weighted
                                                    Average                         Average
                                                    Exercise                        Exercise
Fixed Stock Options                 Shares           Price          Shares          Price
-----------------------------      -----------     ----------      -----------     ----------
NYNEX options outstanding at
 beginning of period                31,672,425      $37.36          32,415,228      $32.26
Granted                             13,579,710      $50.64           3,169,470      $36.53
Exercised                           (3,636,928)     $36.85          (3,559,057)     $35.94
Forfeited/Expired                     (197,562)     $42.95            (353,216)     $38.54
NYNEX options outstanding at
 end of period                      41,417,645      $41.98          31,672,425      $37.36
-----------------------------      -----------     ----------      -----------     ----------

The weighted average fair value of NYNEX stock options, calculated using the Black-Scholes option-pricing model, granted during the year ended December 31, 1996 and 1995 is $5.51 and $3.92, respectively.

The following table summarizes the status of NYNEX's fixed stock options outstanding and exercisable at December 31, 1996:

                                      Stock Options                Stock Options
                                       Outstanding                  Exercisable
                              ---------------------------    --------------------------
                                Weighted
                               Average          Weighted                      Weighted
 Range of                      Remaining        Average                       Average
 Exercise                      Contractual      Exercise                      Exercise
 Prices         Shares            Life           Price         Shares         Price
----------    ------------    -------------    ----------    ------------    ----------
$32.75 to
$38.44         13,516,191      5.76 years       $35.51        11,795,174      $35.39
----------    ------------    -------------    ----------    ------------    ----------
$38.57 to
$39.88         12,722,370      7.74 years       $38.68        12,358,824      $38.64
----------    ------------    -------------    ----------    ------------    ----------
$40.19 to
$57.32         15,179,084      8.65 years       $49.84         1,592,732      $43.20
----------    ------------    -------------    ----------    ------------    ----------
Total          41,417,645                                     25,746,730
----------    ------------    -------------    ----------    ------------    ----------

There were 25,746,730 and 20,977,556 stock options exercisable at December 31, 1996 and 1995, respectively. In January 1996, options to purchase approximately 11 million shares of common stock were granted under the Take Stock in NYNEX plans, and options to purchase approximately 2.6 million shares of common stock were granted under the 1995 Stock Option Plan. In January 1997, options to purchase approximately 2.6 million shares were granted under the 1995 Stock Option Plan.

O  Leases

NYNEX leases certain facilities and equipment used in its operations. Rental expense was $349.6, $381.4 and $310.6 million for 1996, 1995 and 1994, respectively. At December 31, 1996, the minimum lease commitments under noncancelable leases for the periods shown are as follows:


(In Millions)                                  Operating   Capital
--------------------------------------------   -----------  --------
1997                                           $    139.9   $   23.5
1998                                                125.6       22.6
1999                                                107.5       16.8
2000                                                 86.8       13.0
2001                                                 60.7       12.3
Thereafter                                          367.6      373.8
--------------------------------------------   -----------  ---------
Total minimum lease payments                   $    888.1      462.0
Less: executory costs                                   -        9.4
--------------------------------------------   -----------  ---------
Net minimum lease payments                              -      452.6
Less: interest                                          -      366.4
--------------------------------------------   -----------  ---------
Present value of net minimum lease payments             -   $   86.2
--------------------------------------------   -----------  ---------

Credit Company is the lessor in leveraged and direct financing lease agreements under which commercial aircraft, rail equipment, industrial equipment, power generating facilities, real estate, telecommunications and computer equipment are leased for terms of 2 to 39 years. Minimum lease payments receivable represent unpaid rentals, less principal and interest on third-party non-recourse debt relating to leveraged lease transactions. Since Credit Company has no general liability for this debt, the related principal and interest have been offset against the minimum lease payments receivable. Minimum lease payments receivable are subordinate to the debt, and the debt holders have a security interest in the leased equipment.

At December 31, 1996 and 1995, the net investment in leveraged leases was $531.0 and $412.6 million, respectively, and in direct financing leases was $138.8 and $186.1 million, respectively. The components of Credit Company's net investment in these leases are included in Deferred charges and other assets and are as follows:

December 31, (In Millions)              1996         1995
----------------------------------     ---------    ---------
Minimum lease payments receivable      $1,937.9     $1,826.7
Unguaranteed residual value             1,460.2      1,165.2
Initial direct costs                        1.0          1.3
Less: Unearned income                   1,453.3      1,301.6
   Deferred income taxes                1,252.1      1,068.6
   Allowance for uncollectibles            23.9         24.3
----------------------------------     ---------    ---------
Net investment                         $  669.8     $  598.7
----------------------------------     ---------    ---------

At December 31, 1996, future minimum lease payments receivable, in millions, in excess of debt service requirements on non-recourse debt related to leveraged and direct financing leases, are collectible as follows: $78.6 in 1997; $67.8 in 1998; $59.9 in 1999; $47.1 in 2000; $48.4 in 2001 and $1,636.1 thereafter.

P  Financial Instruments

Risk Management, Off-Balance Sheet Risk and Concentrations of Credit Risk

NYNEX has entered into transactions in financial instruments with off-balance sheet risk, to reduce its exposure to market and interest rate risk in its short-term and long-term securities. NYNEX entered into various interest rate, currency, and basis swap transactions, with an aggregate notional amount of $3.1 billion and $2.9 billion at December 31, 1996 and 1995, respectively, to manage interest rate, foreign exchange rate, and tax exposures. These transactions mature at various dates from 1996 through 2004.

Risk in these transactions involves both risk of counterparty nonperformance under the contract terms and risk associated with changes in market values, interest rates, and foreign exchange rates. The counterparties to these contracts consist of major financial institutions and organized exchanges. NYNEX continually monitors its positions and the credit ratings of its counterparties and limits the amount of contracts it enters into with any one party. While NYNEX may be exposed to credit losses in the event of nonperformance by these counterparties, it does not anticipate such losses, due to the aforementioned control procedures. The settlement of these transactions is not expected to, but may, have a material effect upon NYNEX's financial position or results of operations.

A description of NYNEX's financial instruments is presented in Management's Discussion and Analysis on pages 26-28.

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of NYNEX's financial instruments at December 31, 1996 and 1995. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," defines fair value as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation or sale.


                                      1996                         1995
                              ----------------------      ---------------------
                               Carrying        Fair        Carrying       Fair
(In Millions)                  Amount        Value         Amount        Value
-------------------------     ---------     --------      ---------   ---------
Non-Derivatives:
Long-term investments:
 Practicable to estimate
 fair value                   $ 1,731.4     $1,939.1      $ 1,748.1   $2,251.5
 Not practicable                  188.1        188.1           96.3       96.3
Long-term debt                  7,480.1      7,538.4        7,336.3    7,712.9
Derivatives:*
 Assets                            29.4         19.5           13.5       18.2
 Liabilities                      (39.5)       (53.0)         (42.5)     (50.0)
-------------------------     ---------     --------      ---------   --------

* The carrying amounts in the table are included in Receivables, Deferred charges and other current assets, Deferred charges and other assets, Other current liabilities, and Other long-term liabilities and deferred credits.

The fair value of the derivative contracts includes the remaining unamortized costs of foreign exchange hedges, which are ($24.7) and ($34.9) million for 1996 and 1995, respectively. These values reflect the implicit incremental borrowing costs associated with NYNEX's overseas investments in the United Kingdom and Thailand. The following methods and assumptions were used to estimate the fair value of each type of financial instrument for which estimation was practicable.

Long-term investments

The estimated fair value of some investments accounted for under the cost method is based on quoted market prices for those or similar investments. As NYNEX's investments in Viacom Preferred and certain other securities are not publicly traded, the valuations for Statement No. 107 disclosure purposes are based upon certain theoretical convertible valuation models. These models, however, do not ascribe or attribute any value to any strategic aspect of the investment.

For other investments for which there are no quoted market prices, a reasonable estimate of fair market value could not be made without incurring excessive costs. Accordingly, the carrying value is presented as the fair value.

Long-term debt

The estimated fair value of long-term debt is based on quoted market prices or discounted future cash flows using the weighted average coupon rate and current interest rates.

Derivatives

The estimated fair value of most derivatives is based on amounts NYNEX would receive or pay to terminate such agreements taking into account current mid-market rates. The estimated fair value of the basis swaps is based on the amounts NYNEX would pay to replicate such agreements taking into account current rates.

Q  Additional Financial Information

December 31, (In Millions)      1996          1995         1994
---------------------------     --------      --------     --------
Taxes other than income:
Property                        $ 363.8       $ 359.8      $ 351.9
Gross receipts                    385.2         508.2        495.3
Payroll-related                    65.1          65.9         65.4
Other                              66.8          81.7         80.6
---------------------------     --------      --------     --------
Total                           $ 880.9       $1,015.6     $ 993.2
---------------------------     --------      --------     --------


December 31, (In Millions)                       1996         1995
-----------------------------------------      --------     --------
Accounts payable:
Trade                                          $ 853.9      $ 981.4
Taxes                                             81.7        118.3
Compensated absences                             321.5        310.2
Dividends                                        259.6        255.8
Payroll                                          114.6        129.5
Interest                                         128.0        131.8
Other                                          1,258.3        975.2
-----------------------------------------      --------     --------
Total                                          $3,017.6     $2,902.2
-----------------------------------------      --------     --------
Other current liabilities:
Advance billings and customers' deposits       $ 234.7      $ 281.5
Other                                            273.9        295.9
-----------------------------------------      --------     --------
Total                                          $ 508.6      $ 577.4
-----------------------------------------      --------     --------

Total research and development costs charged to expense for 1996, 1995 and 1994 were $163.1, $279.1 and $159.7 million, respectively.

In 1996, 1995 and 1994, AT&T Corp. ("AT&T") provided approximately 10%, 11% and 11%, respectively, of NYNEX's total operating revenues, primarily Network access revenues and Other revenues from billing and collection services performed under contract by the telephone subsidiaries for AT&T. In connection with such services, the telephone subsidiaries purchase the related receivables with recourse, up to contractual limits.

Telesector Resources owns a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Bellcore furnishes technical and support services to NYNEX relating to exchange telecommunications and exchange access services. For 1996, 1995 and 1994, NYNEX recorded charges of $65.0, $93.8 and $112.2 million, respectively, in connection with these services.

In November 1996, NYNEX and the other regional holding companies signed definitive agreements to sell Bellcore to Science Applications International Corporation. Closing is expected to occur in the second half of 1997, pending regulatory approval in various jurisdictions across the country.

R  Supplemental Cash Flow Information

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":


December 31, (In Millions)                             1996          1995        1994
-----------------------------------------------      --------      --------     -------
Income tax payments                                  $ 549.8       $ 478.3      $519.4
-----------------------------------------------      --------      --------     -------
Interest payments*                                   $ 660.9       $ 740.7      $630.0
-----------------------------------------------      --------      --------     -------
Non-cash transactions:
 Additions to property, plant and equipment
 under capital lease obligations                     $  14.7       $    .3      $ 10.6
-----------------------------------------------      --------      --------     -------
Contribution of certain cellular net assets in
 exchange for an equity investment
 in Bell Atlantic NYNEX Mobile cellular
 partnership (see Note H)                            $   1.4       $ 611.6      $    -
-----------------------------------------------      --------      --------     -------
Common Stock issued for dividend reinvestment
 and stock purchase plan and stock
 compensation plans                                  $  87.6       $ 110.2      $107.1
-----------------------------------------------      --------      --------     -------
Short-term debt classified as Long-term debt
 (see Note J)                                        $1,773.6      $1,939.4     $    -
-----------------------------------------------      --------      --------     -------

* Amounts shown are net of capitalized interest of $34.9, $37.3 and $47.4 million in 1996, 1995 and 1994, respectively.

S  Revenues Subject to Possible Refund

Several state and federal regulatory matters may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of December 31, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $319 million, plus related interest, of which approximately $239 million was attributable to affiliate transaction issues in New York Telephone's 1990 intrastate rate case. In February 1997, the NYSPSC approved the settlement agreement in that case, which had been submitted in July 1996 by New York Telephone, the NYSPSC Staff, the Consumer Protection Board and the Department of Law. The settlement resolves all pending issues related to affiliate transactions. Under the settlement as approved by the NYSPSC, New York Telephone will refund $87 million, which includes $4 million in interest for 1996. New York Telephone accrued a charge for the refund in 1995 and 1996. The outcome of each other pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

T  Business Restructuring

In 1996, 1995 and 1994, $235.8, $514.1 and $693.5 million, respectively, of pretax pension enhancement charges were recorded. These charges are a portion of an estimated $2.2 billion of pretax charges to be recorded for pension enhancements as employees leave NYNEX through retirement incentives. The pension enhancement charges were included in the Consolidated Statements of Income as Selling, general and administrative.

U  Litigation and Other Contingencies

Various legal actions and regulatory proceedings are pending that may affect NYNEX. While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the opinion of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on NYNEX's financial position but could have a material effect on operating results.

Supplementary Information

Quarterly Financial Data (Unaudited)

(In Millions, except per share amounts)
---------------------------------------------
                                                                 For the quarter ended
                                               March 31,    June 30,        September 30,   December 31,
                                              ------------ -------------   ---------------- --------------
1996
Operating revenues                              $3,254.0     $ 3,445.8         $3,423.7        $3,330.3
Operating income                                $  437.5     $   704.7         $  755.9        $  714.8
Earnings before cumulative effect of change
 in accounting principle                        $  213.8     $   358.0         $  394.5        $  379.7
Cumulative effect of change in accounting
 for directory publishing income, net of
 taxes                                          $  131.0     $       -         $      -        $      -
Net income                                      $  344.8     $   358.0         $  394.5        $  379.7
Earnings per share before cumulative effect
 of change in accounting principle              $    .49     $     .82         $    .90        $    .95
Cumulative effect, per share, of change in
 accounting principle                           $    .30     $       -         $      -        $      -
Earnings per share                              $    .79     $     .82         $    .90        $    .95
Dividends per share                             $    .59     $     .59         $    .59        $    .59
Market price:*
  High                                          $ 59.125     $  53.375         $ 48.375        $ 51.000
  Low                                           $ 47.500     $  44.625         $ 42.000        $ 42.375
--------------------------------------------    ---------    ---------         ---------       ---------
1995
Operating revenues                              $ 3,354.2    $ 3,495.6         $ 3,252.8       $3,304.3
Operating income                                $  573.0     $   396.7         $  627.9        $  494.6
Net income                                      $  250.2     $(2,678.6)        $  342.9        $  235.6
Earnings (Loss) per share                       $    .59     $   (6.28)        $    .80        $    .55
Dividends per share                             $    .59     $     .59         $    .59        $    .59
Market price:*
 High                                           $ 41.500     $  43.125         $ 48.750        $ 54.000
 Low                                            $ 35.875     $  39.375         $ 39.250        $ 46.000

* Market price obtained from the New York Stock Exchange-Composite Transactions Index.

Results for the first, second, third and fourth quarters of 1996 include $107.8, $47.2, $21.9 and $58.9 million, respectively, of pretax charges for retirement incentives, which were reflected in operating expenses. The after-tax effect of these charges was $66.5, $30.1, $13.9 and $36.8 million, respectively.

Results for the first quarter of 1996 include the effects of the change in accounting for directory publishing income (See Note D), recorded as a cumulative effect of a change in accounting principle, a gain of $45.8 million from the sale of NYNEX's interest in Vanstar Corporation, and $127.0 million of charges relating to various self-insurance programs, legal, regulatory and other obligations and contingencies. Results for the third quarter of 1996 include a gain of $9 million ($5.9 million after-tax) resulting from revised charges related to customer claims as a result of favorable negotiations with interexchange carriers. Results for the third and fourth quarters of 1996 include $21.0 and $60.9 million, respectively, of pretax credits to medical expense associated with plan amendments. Results for the second, third and fourth quarters of 1996 also include $11.9, $32.8 and $33.8 million, respectively, of pretax credits to depreciation expense associated with revised estimates of future net salvage value.

Results for the first, second, third and fourth quarters of 1995 include $83.8, $165.9, $38.0 and $226.4 million, respectively, of pretax charges for retirement incentives, which were reflected in operating expenses. The after-tax effect of these charges was $53.8, $106.2, $23.7 and $143.1 million, respectively.

Results for the second quarter of 1995 include the effects of the discontinuance of regulatory accounting principles, recorded as an extraordinary item (see Note
C); a $264.1 million ($155.1 million after-tax) "Gain on sale of stock by subsidiary" related to an initial public offering of equity in NYNEX CableComms; and $210.5 million ($155.0 million after-tax) of charges to meet various tax, benefit and legal obligations and contingencies, $199.0 million of which was included in operating expenses and $11.5 million of which was in Other income (expense)-net.

Results for the third quarter of 1995 include a $123.8 million ($65.8 million after-tax) net gain resulting primarily from the sale of certain NYNEX Mobile assets and actuarial changes associated with BANM, and $102.6 million ($66.0 million after-tax) of charges to meet various tax and legal obligations and contingencies. The third quarter pretax effect was distributed as follows: a $62.0 million gain in Other income (expense)-net, $39.0 million in operating expenses, and $1.8 million in interest expense.

Results for the fourth quarter of 1995 include a net $33.8 million of pretax credits in operating expenses ($22.0 million after-tax) primarily due to revised estimates associated with benefit accruals, and a $13.7 million ($8.9 million after-tax) reduction in Interest expense on the revenue set aside as ordered by the NYSPSC, partially offset by a $15.0 million ($9.7 million after-tax) charge in operating expenses for a gross receipts tax settlement and a $17.4 million charge in Other income (expense)-net for an unrealized mark to market valuation adjustment on a financial instrument.

In the third quarter of 1995, NYNEX deconsolidated certain assets and liabilities of NYNEX Mobile, in exchange for an equity interest in BANM (see Note H). For the third and fourth quarters of 1995, NYNEX's interest in BANM is reported under the equity method. Results for the first quarter of 1995 include NYNEX Mobile operating revenues and operating expenses of $189.3 and $174.5 million, respectively. Results for the second quarter of 1995 include NYNEX Mobile operating revenues and operating expenses of $210.5 and $161.7 million, respectively.

In the third quarter of 1995, there was a change in the presentation of gross receipts taxes that were collected from customers. In the first two quarters of 1995, these taxes were included in operating revenues and expenses. In the last two quarters, as a result of a tax law change, these taxes were no longer required to be collected.

For further discussion of these items, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no events reportable under Item 9.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers of the Registrant (as of March 1, 1997)

For each of the executive officers of NYNEX, set forth below is the name, age, position and date each person initially became an executive officer:

         Name              Age                         Position                                Date
-----------------------   -----   ---------------------------------------------------     --------------
Ivan G. Seidenberg         50      Chairman of the Board and Chief Executive Officer      March 1986

Frederic V. Salerno        53      Vice Chairman-Chief Financial Officer/Business         March 1991
                                   Development
Morrison DeS. Webb         49      Executive Vice President, General Counsel and          May 1994
                                   Secretary
Richard A. Jalkut          52      President and Group Executive-NYNEX                    January 1995
                                   Telecommunications
Richard Blackburn          54      President and Group Executive-NYNEX Worldwide          January 1995
                                   Communications and Media Group
Donald B. Reed             52      President and Group Executive-NYNEX External           January 1995
                                   Affairs and Corporate Communications
Arnold J. Eckelman         53      Executive Vice President and Group Executive-          February 1995
                                   Quality Assurance and Operations Support
Robert T. Anderson         50      Vice President-Business Development,                   February 1995
                                   President-NYNEX Network Services and
                                   President-NYNEX Long Distance Company
Jeffrey A. Bowden          50      Vice President-Strategy & Corporate Assurance          September 1994
Mel Meskin                 52      Vice President and Comptroller                         June 1996
John M. Clarke             55      Vice President-Law                                     May 1994
Saul Fisher                53      Vice President-Law                                     March 1993
Patrick F. X. Mulhearn     45      Vice President-Public Relations                        January 1994
Donald J. Sacco            55      Vice President-Human Resources                         May 1990
Thomas J. Tauke            46      Vice President-Government Affairs                      September 1991
Colson P. Turner           54      Vice President and Treasurer                           July 1991

Prior to their election as executive officers of NYNEX, all of such officers except Mr. Bowden had held, for at least the past five years, high level managerial positions with NYNEX or a subsidiary of NYNEX. Officers are not elected for a fixed term of office, but serve at the discretion of the Board of Directors.

Jeffrey A. Bowden was elected Vice President-Strategy & Corporate Assurance of NYNEX, effective September 1, 1994. Prior to joining NYNEX, Mr. Bowden held the position of Vice President and Director at The Boston Consulting Group from 1988 to 1994, where he founded and directed the telecommunications practice.

Directors

The Board of Directors consists of twelve members, divided into three classes, so that the terms to which each class was elected expire at consecutive meetings of shareowners commencing with Class I in 1997.

The following sets forth information regarding NYNEX Directors' principal occupation, other major affiliations, NYNEX committee memberships and age.

Class I

John Brademas, President Emeritus, New York University since 1992; President (1981-1992). Director of Loews Corporation, Texaco Inc. and Scholastic, Inc. Director of NYNEX since 1991; member of Audit Committee and Public Responsibility Committee. Age 70.

Elizabeth T. Kennan, President Emeritus, Mount Holyoke College since 1995; President (1978-1995). Director of Northeast Utilities, Kentucky Home Mutual Life Insurance Company, Kentucky Home Life Insurance Company, Putnam Funds, Inc. and Talbots Inc. Director of NYNEX since 1984; member of Nominating and Board Affairs Committee and Chairperson of Audit Committee. Age 59.

Frederic V. Salerno, Vice Chairman of the Board-Finance and Business Development of NYNEX since 1994; President of NYNEX Worldwide Services Group, Inc. (1991-1994); President and Chief Executive Officer of New York Telephone Company (1987-1991). Director of Avnet Inc., Orange and Rockland Utilities, Inc., The Bear Stearns Companies Inc. and Viacom Inc. Director of NYNEX since 1991; member of Finance Committee and Public Responsibility Committee. Age 53.

John R. Stafford, Chairman of the Board, President and Chief Executive Officer of American Home Products Corporation since 1986 (for the period 1990-1993 did not hold the additional title of President). Director of AlliedSignal Inc. and The Chase Manhattan Corporation. Director of NYNEX since 1989; member of Finance Committee and Chairperson of Committee on Benefits. Age 59.

Class II

Richard L. Carrion, Chairman of the Board, President and Chief Executive Officer of BanPonce Corporation (bank holding company) since 1990. Director of NYNEX since February 16, 1995; member of Audit Committee and Committee on Benefits. Age 44.

Stanley P. Goldstein, Chairman of the Board and Chief Executive Officer of CVS Corporation since 1987; President (1985-1993). Director of Footstar Incorporated and LNT Incorporated. Director of NYNEX since 1990; member of Audit Committee and Finance Committee. Age 62.

Edward E. Phillips, Retired. Chairman of the Board of New England Mutual Life Insurance Company (1978-1993); Chief Executive Officer (1978-1991). Director of New England Mutual Life Insurance Company and New England Investment Companies. Director of NYNEX since 1983; member of Executive Committee, Finance Committee and Chairperson of Nominating and Board Affairs Committee. Age 69.

Walter V. Shipley, Chairman of the Board and Chief Executive Officer of The Chase Manhattan Corporation since March 1996. Chairman of the Board and Chief Executive Officer, Chemical Banking Corporation (1983-1991 and 1994-1996); President (1992-1993). Director of Champion International Corporation and The Reader's Digest Association, Inc. Director of NYNEX since 1983; member of Executive Committee, Nominating and Board Affairs Committee and Chairperson of Finance Committee. Age 61.

Class III

Lodewijk J.R. de Vink, President and Chief Operating Officer of Warner-Lambert Company since 1991; Executive Vice President (1990-1991). Director of Warner-Lambert Company. Director of NYNEX since July 20, 1995; member of Committee on Benefits and Finance Committee. Age 52.

Helene L. Kaplan, Of Counsel to the firm of Skadden, Arps, Slate, Meagher & Flom since 1990. Director of The May Department Stores Company, The Chase Manhattan Corporation, Metropolitan Life Insurance Company and Mobil Corporation. Director of NYNEX since 1990; member of Committee on Benefits and Chairperson of Public Responsibility Committee. Age 63.

Hugh B. Price, President and Chief Executive Officer of the National Urban League since 1994. Vice President of Rockefeller Foundation (1988-1994). Director of Metropolitan Life Insurance Company. Director of NYNEX since December 1, 1995; member of Audit Committee and Public Responsibility Committee. Age 55.

Ivan G. Seidenberg, Chairman of the Board and Chief Executive Officer of NYNEX since 1995; President and Chief Executive Officer ( January-March, 1995); Chief Operating Officer (March-December, 1994); Vice Chairman of the Board (1991-1995); Executive Vice President and President of NYNEX Worldwide Information and Cellular Services Group (1990-1991). Director of AlliedSignal Inc., American Home Products Corporation, CVS Corporation and Viacom Inc. Director of NYNEX since 1991; Chairperson of Executive Committee. Age 50.

Item 11.  EXECUTIVE COMPENSATION.

Compensation of Directors

Directors who are not employees receive an annual retainer fee of $30,000 (one-half mandatorily paid in shares of NYNEX Common Stock), an annual grant of 250 shares of NYNEX Common Stock and a fee of $1,500 for each Board and committee meeting attended. Non-employee Directors who serve as chairpersons of the committees of the Board receive an additional annual retainer fee of $5,000. Non-employee Directors may elect to defer the receipt of all or a part of their fees (cash only) and retainers, whether payable in cash and/or stock. Currently, amounts so deferred in cash earn interest, compounded quarterly, at a rate equal to the average interest rate for ten-year United States Treasury notes for the previous quarter. With respect to compensation deferred in the form of shares of NYNEX Common Stock, the associated dividends are reinvested to purchase additional shares.

Non-employee Directors are entitled to reimbursement for out-of-pocket expenses incurred in connection with attendance at Board of Directors and committee meetings. In addition, NYNEX provides non-employee Directors with travel accident insurance when on NYNEX business. The total cost of the travel accident insurance policy for 1996 was approximately $1,900.

The NYNEX Non-Employee Director Pension Plan was amended upon Share Owner approval at the May 1, 1996 Annual Meeting, to terminate the accrual of benefits, effective August 1, 1996, based on a non-employee Director's election made prior to February 1, 1996. Under the election, any non-employee Director with at least five years' service was given the option to convert the present value of his or her benefits under the Director Pension Plan into NYNEX Common Stock. Directors who chose the conversion election are not entitled to any other benefits under the Director Pension Plan; all non-employee Directors who were eligible for the conversion, in fact, so elected. The present value of the non-employee Directors' benefit was determined as of August 1, 1996. With respect to each Director who made the conversion election, the number of shares of NYNEX Common Stock determined upon the conversion (30,488 shares in total) were deposited by NYNEX into a trust, which holds the Common Stock, receives dividends thereon, reinvests such dividends in additional shares of NYNEX Common Stock as soon as practicable after the receipt of such dividends and, pending such reinvestment, invests the dividend proceeds in such manner as the trustee deems appropriate. Directors have the authority to direct the trustee's exercise of voting rights with respect to NYNEX Common Stock credited to the Director's account, but have no other rights with respect to such NYNEX Common Stock. The total number of shares of NYNEX Common Stock which may be granted under the Director Pension Plan may not exceed 50,000, subject to equitable adjustment by the Executive Committee of the NYNEX Board.

Prior to the Director Pension Plan amendment, each non-employee Director who served on the Board of NYNEX, or any of its subsidiaries, and retired from the NYNEX Board with a minimum of five years' combined service on such Boards as a non-employee Director qualified for a yearly pension equal to 50% of the Director's annual retainer fee (excluding the retainer received for chairing a committee of the Board). Pension payments increased by 10% of the annual retainer fee for each additional year served up to 100% of such fee. The pension was adjusted to reflect the first subsequent increase, if any, in the annual retainer for service on the Board following the Director's retirement. Such pension was payable to a qualified Director upon (i) retirement from the NYNEX Board and
(ii) the attainment of age 65.

Directors are eligible to participate in the Directors' Charitable Award Program, which is designed to acknowledge the service of Directors and to recognize the mutual interest of NYNEX and its Directors in supporting worthy educational and charitable institutions. Under the program, NYNEX will contribute up to $1 million to tax-exempt organization(s) designated by a Director, payable over a ten-year period, on behalf of a participating Director who retires or attains age 65 (whichever occurs later) after five years of service on the Board of NYNEX, or dies or becomes disabled while serving as a Director. All charitable deductions accrue to NYNEX and the individual Directors derive no financial benefit from the program. NYNEX has purchased life insurance on the Directors, naming NYNEX as beneficiary, which is expected to recover the costs of contributions and the premium payments.

Directors who are also employees of NYNEX or one of its subsidiaries receive no remuneration for serving as Directors.

Committee on Benefits Report on Executive Compensation

A primary role of the Committee on Benefits ("Committee") is to determine and oversee the administration of compensation for NYNEX's Executive Officers. In this capacity, the Committee is dedicated to ensuring that NYNEX's compensation policies and practices are used effectively to support the achievement of NYNEX's short and long term business objectives. In carrying out its responsibilities, the Committee reviews the recommendations of compensation consulting firms engaged by NYNEX. There are several principles that guide the Committee in its decision-making capacity. The Committee:

[bullet] Emphasizes a pay-for-performance philosophy, ensuring that overall compensation paid to Executive Officers reflects the fulfillment of NYNEX's key goals.

[bullet] Reinforces the central importance of Share Owner value creation through the use of several key compensation plans, each of which provides Executive Officers with value when Share Owners realize corresponding gains.

[bullet] Encourages NYNEX stock ownership by Executive Officers with the objective of strengthening the common interests of management and Share Owners, thereby promoting the maximization of Share Owner value.

[bullet] Targets executive compensation levels at rates that are consistent with levels at comparable companies ("Comparable Companies"), consisting of thirteen telecommunications companies which includes the six other Regional Holding Companies, as well as 123 large industrial companies with revenues in excess of $1 billion, and 24 industrial companies with sales of approximately $15 billion, selected by compensation consulting firms advising the Committee.

[bullet] Maintains a total compensation perspective on executive pay in judging the appropriateness of rewards for NYNEX's Executive Officers.

The compensation program for NYNEX's Executive Officers is characterized by long intervals between salary adjustments; a strong and direct connection between compensation and NYNEX's stock price; a single, streamlined compensation plan to replace the prior Executive and Senior Management Short and Long Term Incentive Plans; mandatory deferral of a portion of incentive earnings; and an enhanced emphasis on stock options.

The Committee believes that the new compensation program is a powerful catalyst for directing Executive Officer activities in support of NYNEX's goal achievement and that it appropriately recognizes the contributions of the Executive Officer group.

Description of Executive Compensation Policies

It is NYNEX's policy to target levels of Executive Officer compensation to reflect pay rates that are typical at Comparable Companies. Consistent with NYNEX's pay-for-performance orientation, actual compensation levels may lead or lag target rates, but such variances depend on NYNEX's stock price appreciation and demonstrated operating success.

The principal elements of the new compensation program are a merit-driven base salary; a single, value creation based, variable compensation opportunity; and stock options. NYNEX replaced its supplemental executive defined-benefit pension for all compensation in excess of $150,000 per year and offers Executive Officers a defined contribution plan in which one-half of all annual contributions to an Executive Officer's account must be invested in shares of NYNEX Common Stock.

Using survey data provided by compensation consulting firms, the Committee compares NYNEX's Executive Officer compensation to the median paid by Comparable Companies. The Committee used this comparison to assist it in setting 1996 salary levels, variable compensation award target levels, and stock option grants.

Section 162(m) of the Internal Revenue Code of 1986 (the "Code") generally denies a tax deduction to any publicly-held corporation for compensation that exceeds $1 million paid in a taxable year to any executive whose compensation is required to be disclosed under Securities and Exchange Commission rules ("Named Executive Officer"), subject to an exception for "performance-based compensation" as defined in the Code and subject to certain transition provisions. Base salaries paid to such NYNEX Executive Officers for 1996 will continue to be tax-deductible since no such amount will exceed the $1 million limit. Compensation for such NYNEX Executive Officers for 1996 received under the variable compensation plan also should qualify for the "performance-based compensation" exception since the Share Owner-approved terms of the Executive Officer Short Term Incentive Plan, detailed herein, comply with the stipulated requirements of Section 162(m) governing the tax deductibility of such income. Gains on the exercise of non-qualified stock options granted through December 31, 1996 should be fully deductible since the Share Owner approved terms of the 1995 Stock Option Plan also comply with the stipulated requirements of Section 162(m). However, the payout in 1996 to Mr. Seidenberg under the Senior Management Long Term Incentive Plan, which reflected the award made in 1993 before Section 162(m) became effective, brought his annual compensation for
Section 162(m) purposes over the threshold for deductibility. It is believed that this will have a minimal impact on NYNEX for 1996. In any event, the Committee reserves the right to pay compensation that is not tax-deductible if it is determined to be in the best interests of NYNEX and its Share Owners.

Salary. The Committee reviews the salary level of each Executive Officer once every 18 months. This is a longer interval between salary actions than is typical in external markets, but allows the Committee to assess the contributions of each Executive Officer and to make salary decisions accordingly.

NYNEX's executive compensation policy is to establish new Executive Officer salaries at levels that reflect the median salaries paid by Comparable Companies. In determining salary levels paid by Comparable Companies, NYNEX reviews a number of executive compensation surveys conducted by various consulting firms which include information regarding salaries paid by the companies shown in the Share Owner Return Performance Graph as set forth on page 77 herein.

Salaries for experienced Executive Officers are expected to vary from those of entry level Executive Officers, reflecting the incumbent's demonstrated contributions to NYNEX's goal achievement. In assessing whether salary increases are warranted, the Committee's principal consideration is the Executive Officer's performance on the job, including the impact such Executive Officer has had on effecting strategic change. The Committee also reviews any or all of the following factors in assessing salary actions:

[bullet] Internal compensation equity;

[bullet] Compensation practices for Comparable Companies; and

[bullet] The Executive Officer's level of responsibility, experience and expertise.

Short Term Incentive Plans. The Committee believes that the NYNEX Short Term Plans consisting of the Senior Management Short Term Incentive Plan and the Executive Officer Short Term Incentive Plan ("Executive Short Term Plan"), form the cornerstone in reinforcing NYNEX's pay for performance philosophy. Awards from these programs represent the only cash-based incentive compensation opportunity available to Executive Officers. The Short Term Plans are characterized by solely rewarding accomplishments that create value for all NYNEX Share Owners.

The Short Term Plan provides the Named Executive Officers with the opportunity to earn incentive compensation from two sources:

[bullet] Achievement of annual performance goals that correlate with value creation; and

[bullet] NYNEX's Total Share Owner Return compared to the returns generated by the Comparable Companies.

The sum of the awards earned relative to these accomplishments comprises the Named Executive Officer's overall incentive compensation reward. Payment of one-half of the incentive award is mandatorily deferred, and deferred account balances are credited with interest each year at a rate equal to NYNEX's annualized Total Share Owner Return over the preceding three-year period. One-half of the Named Executive Officer's deferred account balance is distributed after the end of each year; the remaining deferred account balance carries over to future years. Carryover account balances are paid out in full only upon the Named Executive Officer's retirement or other termination from service.

Annual Performance Goals. Each year, the Committee reviews Management's suggestions and recommends for approval by the Board of Directors ("Board") certain performance goals, the achievement of which will enhance NYNEX's value. The Committee also reviews and recommends to the Board maximum levels of performance for determining the ultimate payment of awards. For this purpose, maximum means the level of performance above which no incremental incentive awards will be paid. Achievement of the maximum performance level results in an award that is equal to one-half of the maximum possible incentive compensation payment.

For Named Executive Officers in 1996, the approved goals were exclusively financial and related to pre-established levels of NYNEX Net Income and Cash Flow Return on Investment. In 1996, there were no other performance goals the Committee considered in determining Named Executive Officer incentive compensation awards.

Total Share Owner Return. Named Executive Officers also earn incentive awards based on NYNEX's Total Return to Share Owners (stock price growth and dividends paid over the previous twelve-month period) compared to the returns generated by thirteen companies in the telecommunications industry. Top relative ranking by NYNEX yields awards equal in size to one-half of the maximum incentive payment permissible for the Named Executive Officer under the plan. Lower NYNEX rankings generate proportionally smaller awards.

The levels of incentive compensation earned by the Named Executive Officers for the 1996 fiscal year are reflected in the "Bonus" column of the Summary Compensation Table set forth on page 72 herein. For the 1996 performance year, the Committee determined that the Corporate Net Income goal had been achieved, the Cash Flow Return on Investment had been achieved, and taking into account performance against Service Quality imperatives, the Committee awarded Named Executive Officers 42% of their maximum incentive awards. The Committee also determined that NYNEX's Total Share Owner Return for the year placed it tied for ninth relative to the Comparable Companies and, therefore, awarded 15% of the maximum incentive award for this factor for a total award of 57% of the maximum award payable to Named Executive Officers. Mr. Seidenberg's total award was adjusted to 51% of his maximum possible award. These awards were deferred in accordance with the terms of the Executive Short Term Plan, and the bonuses actually paid represented one-half of the account balances held in the name of each Named Executive Officer.

The Executive Officers other than the Named Executive Officers are covered by a short term incentive award plan whose criteria are similar to those under the Executive Officer Short Term Plan but include an operational and stragetic component.

Senior Management Long Term Incentive Plan. No grants were made under this plan in 1996, and no future grants are planned; however, the payout of the 1993-1996 performance period is reflected in the Summary Compensation Table set forth on page 72 herein. The payout of the 1994-1997 performance period will be disclosed, if appropriate, following the completion of the performance period.

Each year, the Committee recommends to the Board for approval grants of long term incentive awards to Executive Officers. The Committee establishes a maximum award based on an assessment of the average long term award levels at Comparable Companies. Long term incentive opportunities reinforce NYNEX's policy of requiring stock ownership by Executive Officers in support of building Share Owner value.

Plan participants have the opportunity to earn incentive compensation over a four-year performance period based on two factors, each accorded equal weight:

[bullet] Return to Share Owners

[bullet] Corporate achievement of strategic objectives

Return to Share Owners. Payment of one-half of the maximum award is determined by reference to NYNEX's Total Return to Share Owners (stock price growth and dividends paid over a four-year period) as compared with the returns generated by the six other Regional Holding Companies. A top relative ranking of NYNEX yields awards equal in size to one-half of the maximum long term incentive awards payable under this plan. Lower rankings of NYNEX generate proportionally smaller awards.

Strategic Objectives. Payment of the remaining one-half of the maximum award reflects the Committee's assessment of management's effectiveness during the four-year period in positioning NYNEX for future success. In conducting its assessment, the Committee considers: regulatory and legislative progress, business growth and focus, customer service and quality, and employee-related issues, each accorded approximately equal weight.

The Committee can recommend to the Board for its approval payment of up to one-half of the maximum long term incentive award payable under this plan for strategic accomplishments.

Awards are paid at the completion of each performance period in a combination of cash and shares of NYNEX stock. Participants may elect the extent to which they are paid in stock. However, to encourage stock ownership among Executive Officers, a minimum of one-half of the value of the award must be paid in NYNEX stock.

For the 1993-1996 performance period, the Committee determined that NYNEX's Total Return to Share Owners over the period relative to the other six Regional Holding Companies was below the target level and, therefore, awarded 16.7% of the maximum long term incentive award for this factor. The Committee also determined that there was significant progress in implementing NYNEX's strategic objectives, that the target objective level had been exceeded and, therefore, awarded to Executive Officers a payout of 50% of the maximum long term award for this factor, for a total payout of 66.7% of the maximum award payable to Executive Officers.

Stock Option Plan. Each year, the Committee recommends to the Board for approval grants of stock options to Executive Officers. Stock options provide Executive Officers with the opportunity to acquire an equity interest in NYNEX and to participate in the creation of Share Owner value as reflected in growth in the price of NYNEX Common Stock. Under the terms of the plan, the option exercise price is equal to 100% of the fair market value of NYNEX Common Stock on the date of option grant, thereby ensuring that plan participants will derive benefits only as Share Owners realize corresponding gains. To ensure a long term perspective, options have a ten-year term and become exercisable at the cumulative rate of one-third per year for the first three years.

The number of options the Committee may grant in a plan year to the Chief Executive Officer and other Named Executive Officers is limited by the plan, in each case, to 250,000 options. The actual number of options granted is based upon competitive compensation practices, as reflected in the surveys of Comparable Companies as prepared by the consulting firm, and the individual Executive Officer's performance as compared to the performance of the other Executive Officers.

The Committee believes that the practice of granting stock options annually reinforces NYNEX's policy of requiring stock ownership by Executive Officers in support of building Share Owner value. Furthermore, options only provide value to Executive Officers when Share Owners realize positive returns on their investment in NYNEX. In this way, stock option grants reward Executive Officers only in conjunction with value creation for Share Owners.

Restricted Stock Award Plan. The Committee also administers the Restricted Stock Award Plan and determines the key employees to whom Restricted Stock awards will be granted, the number of shares of NYNEX Common Stock with respect to which Restricted Stock awards will be made, the applicable restriction periods and any other terms and conditions of each award. The purpose of the plan is to attract and retain selected individuals of exceptional skill. The grant criteria reflect the Committee's assessment of the requirements for hiring and retaining the particular individual. Restricted Stock awards were granted in 1996 to certain newly appointed NYNEX Officers, but none to the Named Executive Officers.

Rationale for Chief Executive Officer ("CEO") Compensation in Last Fiscal Year

Salary. The CEO's salary is based solely upon competitive compensation practices. Mr. Seidenberg was named President and CEO of NYNEX on January 1, 1995, at which time his annual salary rate was increased to $640,000 to bring it more in line with compensation of other CEOs in Comparable Companies. A more recent assessment of pay levels in other organizations, coupled with his contributions since January 1, 1995, led the Committee to approve a new salary level of $750,000, effective July 1, 1996.

Short Term Incentive Compensation. Mr. Seidenberg's variable incentive award for 1996 reflected NYNEX's financial performance discussed above. In accordance with the terms of the plan, the Committee recommended to the Board that it approve an award for Mr. Seidenberg equal to 51% of his maximum possible award.

Long Term Incentive Compensation. Mr. Seidenberg's available long term incentive awards are also a function of salary and are based on compensation practices for similar jobs in Comparable Companies. As discussed above under the heading Senior Management Long Term Incentive Plan, Return to Share Owners and strategic objectives are each accorded equal weight in determining long term incentive compensation. In 1997, the Committee recommended to the Board a long term payout for the 1993-1996 performance period under the Senior Management Long Term Incentive Plan. It was the Committee's assessment that there was significant progress in implementing NYNEX's strategic objectives. The Committee believes that such strategic accomplishment should serve as a platform for future business success and resultant appreciation of Share Owners' investment over the long term. The Committee also weighed the financial performance of NYNEX (Total Return to Share Owners) which was below the target level over the period relative to the other six Regional Holding Companies.

Stock Options. In January 1996, the Committee awarded Mr. Seidenberg options to purchase 125,000 shares of NYNEX Common Stock at a price of $50.69 per share, which was the fair market value at that time. The number of options granted reflected the Committee's assessment of competitive compensation practices and Mr. Seidenberg's individual contribution toward the achievement of NYNEX's strategic objectives.

Summary

The Committee is responsible for reviewing, monitoring and approving for presentation to the non-employee Directors of the Board, for their approval, all compensation decisions affecting NYNEX Executive Officers. The Committee endeavors to ensure that the entire remuneration paid to Executive Officers is consistent with NYNEX's interest in providing market competitive compensation opportunities, reflective of its pay-for-performance philosophy, and supportive of its business mission.


John R. Stafford,          Richard L. Carrion
Chairperson
Lodewijk J.R. de Vink      Helene L. Kaplan

Compensation Committee Interlocks and Insider Participation

Mr. Ivan Seidenberg, Chairman of the Board and Chief Executive Officer of NYNEX, is a Director of CVS Corporation and serves as a member of its Compensation Committee. Mr. Stanley Goldstein, Chairman of the Board and Chief Executive Officer of CVS Corporation, serves on the NYNEX Board of Directors but does not serve on NYNEX's Committee on Benefits.

Summary Compensation Table

The following table shows, for the fiscal years ending December 31, 1994, 1995 and 1996, the cash compensation, as well as certain other compensation, paid or accrued to the named Executive Officers by NYNEX and its subsidiaries.

                                                       Annual Compensation
                                       --------------------------------------------------
Name and Principal Position
at December 31, 1996                    Year    Salary ($)    Bonus($)(2)    Other($)(3)
-------------------------------------  ------  -------------  ------------   ------------
Ivan G. Seidenberg                      1996        695,000     1,063,400         40,892
 Chairman of the Board and              1995        640,000       844,000         50,613
 Chief Executive Officer                1994        540,000       189,000         62,598
Frederic V. Salerno                     1996        530,000       604,200         41,660
 Vice Chairman of the Board -           1995        530,000       699,600         48,332
 Finance and Business Development       1994        491,000       278,000         64,636
Richard A. Jalkut                       1996        500,000       510,000         39,675
 President and Group Executive -        1995        500,000       620,000         47,090
 NYNEX Telecommunications               1994        464,000       153,000         58,888
Donald B. Reed                          1996        370,000       379,600         27,454
 President and Group Executive -        1995        370,000       429,600         29,028
 External Affairs & Communications      1994        341,000       194,000         32,599
Richard W. Blackburn                    1996        350,000       352,800         27,660
 President and Group Executive -        1995        350,000       201,600         39,156
 NYNEX Worldwide Communications         1994        317,000       148,500         47,148
 and Media Group
-------------------------------------   ------   ------------  ------------   ------------
Alan Z. Senter (1)                      1996        411,000       342,000         41,189
 Former Executive Vice President and    1995        411,000       396,000         49,747
 Chief Financial Officer                1994        133,000       100,000         11,183


[restubbed table]


                                                Long Term Compensation
                                       -----------------------------------------
                                                 Awards              Payouts
                                        --------------------------- -----------
                                        Restricted
                                           Stock       Securities    Long Term      All Other
Name and Principal Position               Awards      Underlying    Incentive       Compen-
at December 31, 1996                      ($)(4)      Options(#)    Payouts($)    sation($)(5)
-------------------------------------   ------------  ------------  -----------   -------------
Ivan G. Seidenberg                                0       125,000      332,771         446,256
 Chairman of the Board and                        0       105,727      288,480         369,552
 Chief Executive Officer                    380,520        40,248      231,312          26,371
Frederic V. Salerno                               0        87,500      339,899         287,401
 Vice Chairman of the Board -                     0        87,555      289,438         305,330
 Finance and Business Development           380,520        40,248      233,478          26,967
Richard A. Jalkut                                 0        87,500      378,095         253,375
 President and Group Executive -                  0        82,599      334,561         276,393
 NYNEX Telecommunications                   359,520        37,302      215,353          24,566
Donald B. Reed                                    0        55,000      140,856         192,608
 President and Group Executive -                  0        55,011      152,344         199,783
 External Affairs & Communications          272,500        27,420       99,647          18,355
Richard W. Blackburn                              0        55,000      137,791         182,878
 President and Group Executive -                  0        52,037      119,102         138,859
 NYNEX Worldwide Communications             218,892        19,758       94,533          18,669
 and Media Group
-------------------------------------  ------------  ------------  -----------   -------------
Alan Z. Senter (1)                                0        60,000            0       1,080,382
 Former Executive Vice President and              0        60,573            0         222,108
 Chief Financial Officer                    600,000        56,000            0           1,500


(1) Mr. Senter resigned as Executive Vice President and Chief Financial Officer, as of May 31, 1996.

(2) As described in the Committee on Benefits Report on Executive Compensation, one-half of the Short Term Incentive award is mandatorily deferred under the Senior Management Account Balance Deferral Plan; however, the amount shown above includes the deferral.

(3) These amounts include dividend equivalents paid pursuant to the Senior Management Long Term Incentive Plan, dividends pursuant to the 1987 Restricted Stock Award Plan and amounts reimbursed for the payment of taxes in connection with personal benefits.

(4) On December 31, 1996, the number and value of all outstanding grants of restricted NYNEX Shares held by Named Executive Officers were as follows:
     Mr. Seidenberg 11,063/$540,096; Mr. Salerno 11,063/$540,096; Mr. Jalkut
     10,412/$508,314; Mr. Reed 7,923/$386,801; Mr. Blackburn 6,570/$320,747 and
     Mr. Senter 10,406/ $508,021, these figures include dividends that have been reinvested in additional restricted NYNEX Shares. These NYNEX Shares represent the Retention Awards described below on page 75. Dividends are paid on Mr. Senter's restricted NYNEX Shares and are included in the Other Annual Compensation column for 1996.

(5) These amounts include company contributions to tax qualified and non-qualified savings plans; company contributions to Executive Retirement Accounts (described under the heading Retirement Plans on page 74 herein); plus the value of premiums paid by NYNEX for split-dollar life insurance coverage. The company contributions to the tax qualified savings plan for Messrs. Seidenberg, Salerno, Jalkut, Reed, Blackburn and Senter were:
     $6,750, $6,750, $6,750, $6,750, $6,750 and $5,209, respectively. The company contributions to
     the Non-Qualified Savings Plan for Messrs. Seidenberg, Salerno, Jalkut, Reed, Blackburn and Senter were: $21,800, $15,200, $14,000, $8,800, $8,000 and $12,834, respectively. Company contributions to the Executive Retirement Account for Messrs. Seidenberg, Salerno, Jalkut, Reed, Blackburn and Senter were $402,100, $246,050, $215,000, $164,897, $154,776 and
     $150,500, respectively. The amount of the dollar benefit for 1996, projected on an actuarial basis, which represents the excess of the amount needed to fund the death benefit under the split-dollar life insurance policy for each of Messrs. Seidenberg, Salerno, Jalkut, Reed, Blackburn and Senter was: $15,606, $19,401, $16,625, $12,161, $13,352 and $0,
     respectively. Included in Mr. Senter's amount is a severance payment of $822,000, outplacement services of $30,000 and a vacation buyout of $59,839 pursuant to the terms of his agreement (described on page 76, below).

Aggregated Option Exercises in Fiscal Year 1996 and 1996 FY-End Option Values

The following table shows information with respect to the named Executive Officers concerning the exercise of options to purchase Shares of NYNEX Common Stock during 1996 and unexercised stock options held as of the end of 1996.

                                                                    Number of Securities            Value of Unexercised
                                                                   Underlying Unexercised               In-the-Money
                                                                       Options at 1996                Options at 1996
                                                                       Fiscal Year-End             Fiscal Year-End($)(1)
                                                               ------------------------------- ------------------------------
                         Shares Acquired         Value
Name of Individual         on Exercise        Realized($)       Exercisable    Unexercisable    Exercisable   Unexercisable
---------------------    -----------------    ------------     -------------  ---------------  -------------  ---------------
Ivan G. Seidenberg           109,508           1,291,428           55,223         208,900          369,388      1,000,989
Frederic V. Salerno                0                   0          177,789         159,286        1,829,796        849,564
Richard A. Jalkut                  0                   0          141,412         152,493        1,434,875        777,072
Donald B. Reed                26,775             315,772           57,020         100,814          420,527        540,137
Richard W. Blackburn           5,906              63,907           26,277          79,360          152,885        253,066
---------------------    -----------------    ------------     -------------  ---------------  -------------  ---------------
Alan Z. Senter                     0                   0           57,525         119,048          639,915        698,528

(1) Amounts reflect potential gains on outstanding options based upon the December 31, 1996 average NYNEX Common Stock price of $48.82.


Option Grants in Fiscal Year 1996

The following table contains information concerning the grant of options under the NYNEX 1995 Stock Option Plan to the named Executive Officers during 1996.

                            Number of          % of Total
                           Securities           Options
                           Underlying          Granted to      Exercise of                        Grant Date
                         Options Granted       Employees        Base Price        Expiration       Present
Name of Individual           (#)(1)             in 1995        ($/Shares)(2)       Date(3)        Value($)(4)
---------------------     -----------------   ------------    --------------     ------------    ------------
Ivan G. Seidenberg                 125,000     4.514           50.69              1/11/06         921,250
Frederic V. Salerno                 87,500     3.159           50.69              1/11/06         644,785
Richard A. Jalkut                   87,500     3.159           50.69              1/11/06         644,785
Donald B. Reed                      55,000     1.986           50.69              1/11/06         405,350
Richard W. Blackburn                55,000     1.986           50.69              1/11/06         405,350
---------------------     -----------------   ------------    --------------     ------------    ------------
Alan Z. Senter                      60,000     2.168           50.69              1/11/06         442,200

(1)  The date of grant for options subject to this footnote is January 12, 1996.

(2) The exercise price of the option is equal to the fair market value of NYNEX Common Stock on the date of grant of the options. The exercise price may be paid in cash, or by tendering already owned NYNEX Shares with a fair market value on the date of exercise equal to the exercise price. For exercises where NYNEX Shares have been tendered in payment of the exercise price, a new grant of options will be made equal to the number of Shares tendered. A grant made under these circumstances will have an exercise price equal to the fair market value on the date of such exercise and grant.

(3) Options expire ten years from date of grant or in case of retirement, the fifth anniversary date of the cessation of employment. Options become one-third exercisable one year after the date of grant, two-thirds exercisable two years after the date of grant, and fully exercisable three years after the date of grant. To the extent not already exercisable, the options become fully exercisable in the event of a "change in control", as defined in the NYNEX 1995 Long Term Incentive Program.

(4) As permitted by SEC rules, the Black-Scholes method of option valuation has been used to determine grant date present value. The assumptions used in the Black-Scholes option valuation calculation are: estimated future annual stock price volatility of 0.153; risk-free rate of return 5.96%; and estimated future dividend yield of 4.66%. NYNEX does not advocate or necessarily agree that the Black-Scholes method, or any other method permitted by the SEC, can properly determine the value of an option. However, no gain to the optionees is possible without an increase in the stock price, which will benefit all Share Owners. Thus, a zero increase or decrease in stock price, compared to the exercise price, will not produce any gain for the optionee.

Retirement Plans

NYNEX replaced its supplemental executive defined benefit non-qualified pension plan with a defined contribution plan. The annual company contribution to the defined contribution plan is determined as 25% of base salary that exceeds $150,000, plus 25% of bonus. This amount is included in the All Other Compensation column of the Summary Compensation Table located on page 72 herein.

Pension Table

This table provides the estimated annual benefits payable upon retirement under the NYNEX qualified pension plan. Pensions are computed on a straight-life annuity basis and are not reduced for Social Security or other offset amounts except in cases where a joint or survivor annuity is selected. Participants receive a pension based upon average compensation up to $150,000 multiplied by 1.6%. Average compensation is determined as five-year average base pay for the period January 1, 1986 to December 31, 1990, times years of service on December 31, 1990, plus all future base pay. The table below sets forth the benefits the named Executive Officers are entitled to receive upon retirement. In addition, the named Executive Officers receive an annual credit under the defined contribution plan which has been included in the All Other Compensation column of the Summary Compensation Table. Pensions are subject to reduction for retirement prior to age 60.

                                           Years of Service
                        -----------------------------------------------------
Average Compensation       15         20         25         30           35
---------------------   --------   --------   --------   --------    --------
$300,000                $36,000    $48,000    $60,000    $72,000     $84,000
 400,000                 36,000     48,000     60,000     72,000      84,000
 500,000                 36,000     48,000     60,000     72,000      84,000
 600,000                 36,000     48,000     60,000     72,000      84,000
 700,000                 36,000     48,000     60,000     72,000      84,000
 800,000                 36,000     48,000     60,000     72,000      84,000
 900,000                 36,000     48,000     60,000     72,000      84,000


                         Current Base       Credited Years
Name of Individual       Compensation*       of Service*
---------------------     ---------------   ----------------
Ivan G. Seidenberg        $      695,000                  30
Frederic V. Salerno              530,000                  31
Richard A. Jalkut                500,000                  30
Donald B. Reed                   370,000                  30
Richard W. Blackburn             350,000                  29
---------------------     ---------------    ----------------
Alan Z. Senter**                 411,000                   2


*    as of 12/31/96

** Although not service pension eligible under the age or service requirements of the NYNEX pension plans, the amounts shown for Mr. Senter are as if he were pension eligible.

     Note: Benefits shown in this table may be further limited under the Internal Revenue Code of 1986, as amended.

Employment Contracts, Termination of Employment and Change in Control Agreements
--------------------------------------------------------------------------------

Severance Pay Plan and Executive Retention Agreements. On December 16, 1993, the Board of Directors approved the NYNEX Executive Severance Pay Plan (the "Severance Plan") and the Executive Retention Agreement (the "Executive Retention Agreement") to be entered into with certain NYNEX Executive Officers as well as certain Officers of NYNEX companies. The purpose of the Severance Plan and the Executive Retention Agreement is to enable NYNEX and its subsidiaries to remain competitive in attracting and retaining the very best executive talent. The Executive Retention Agreement provides the Executive Officer with certain benefits, pursuant to the Severance Plan, upon termination of employment under specified conditions.

Certain NYNEX Executive Officers, including Messrs. Seidenberg, Jalkut, Reed and Blackburn but excluding Messrs. Salerno and Senter, entered into an Executive Retention Agreement with NYNEX, effective January 3, 1994, for a term of employment to continue day to day. Mr. Salerno entered into an employment agreement with NYNEX on terms substantially similar to those in the Executive Retention Agreement, but for a minimum term commencing August 1, 1994 through December 31, 1996. A retention award ("Retention Award") consisting of a grant of restricted stock was made to each such NYNEX Executive Officer at the time of signing the Executive Retention Agreement. The value of the Retention Award equals 50% of the sum of the Executive Officer's 1994 annual salary and the standard award granted under the NYNEX Senior Management Short Term Incentive Plan for 1994 performance. During the term of the Executive Retention Agreement, dividends on the restricted stock will be reinvested in additional NYNEX restricted stock.

The Executive Retention Agreements provide that in the event the executive (i) voluntarily separates from employment with the consent of the Chairman and Chief Executive Officer of NYNEX (or, in the case of Mr. Seidenberg, with the consent of the Board of Directors), (ii) is terminated by NYNEX without cause, (iii) dies, or (iv) becomes totally disabled, the shares of restricted stock granted to an executive in connection with a Retention Award will no longer be restricted and, in addition, the executive (or his heirs) will receive a severance payment pursuant to the NYNEX Executive Severance Pay Plan equal to the monetary value of the Retention Award on the executive's last day of employment.

On February 1, 1996, the Committee on Benefits of the Board of Directors authorized an additional severance payment to be paid to Executive Officers as well as certain Officers of NYNEX companies. This additional severance payment will be equal to the balance on the executive's last day of employment in an account which is credited with earnings and losses based on the Global Balanced Fund investment option of the NYNEX Savings Plan for Salaried Employees, but in no event will this severance payment be less than three times annual base salary as of July 1, 1996 for Mr. Seidenberg, two times annual base salary for Messrs. Salerno, Jalkut, Reed, Blackburn and Senter and either two or one times annual base salary as of July 1, 1996 for other Executive Officers and certain Officers of NYNEX Companies.

On April 21, 1996, the NYNEX Board authorized NYNEX to enter into new retention agreements (the "Restated Agreements") with the parties to the Executive Retention Agreements. The Restated Agreements replace the Executive Retention Agreements (including the agreement entered into with Mr. Salerno, described above) and Severance Plan. The Restated Agreements continue the Retention Award and severance payments under substantially the same terms and conditions described above. An executive is not eligible to receive benefits or payments under the Restated Agreements if he or she has separated from active service for cause, has separated from active service in connection with the sale or transfer of NYNEX or one of its affiliates if within 60 days of such separation the transferee or purchaser hires or offers employment to such executive, voluntarily terminates employment without the consent of the Chairman and Chief Executive Officer of NYNEX (or, in the case of Mr. Seidenberg, without the consent of the Board of Directors), or has an employment agreement other than the Restated Agreement with NYNEX or one of its subsidiaries. The Restated Agreement also provides that in the event that any payment received or to be received thereunder (including the Retention Award or the severance payments described above) would be subject to any excise tax on an "excess parachute payment" (in whole or in part) under Section 4999 of the Code, such payment shall be reduced until no portion of such payment would be subject to the excise tax, other than with respect to any such payment due to Mr. Seidenberg pursuant to the employment agreement with Bell Atlantic Corporation ("Bell Atlantic") described below. If such individuals meet the requirements for payment of the Retention Award and the additional severance as described above, the number of shares and amount of severance (computed as of December 31, 1996 and assuming no reduction due to the imposition of an excise tax under Section 4999 of the Code) which would be payable to each of Messrs. Seidenberg, Salerno, Jalkut, Reed and Blackburn would be 11,063 and $3,084,301, 11,063 and $1,738,625, 10,412 and $1,639,002, 7,923 and $1,223,510, and 6,570
and $1,112,229, respectively.

Agreement with Mr. Senter. As of May 31, 1996, Mr. Senter resigned as Executive Vice President and Chief Financial Officer of NYNEX and entered into an agreement with NYNEX to replace in its entirety the three-year employment agreement with NYNEX commencing September 1, 1994. The agreement provides for Mr. Senter to receive monthly payments equal to his base salary until the end of the term of the prior agreement and other amounts consistent with the prior agreement. In addition, Mr. Senter received a severance payment equal to two times his salary, on substantially the same terms as authorized by the Committee on Benefits of the NYNEX Board on February 1, 1996, as described above.

NYNEX Discretionary Bonus. On April 21, 1996, the NYNEX Board approved a discretionary bonus arrangement for NYNEX Executive Officers as well as certain Officers of NYNEX companies who are actively employed by NYNEX at the Effective Time (as defined in the Merger Agreement). The NYNEX Board will determine the bonus, if any, to be paid to Mr. Seidenberg, and delegated the authority to him to determine the amount of the bonuses, if any, to be paid to each other Officer. The actual amount of each bonus will be based on achieving business objectives and the extent to which the Officer's efforts contribute to the completion of the Merger. The bonus payable at the Effective Time to Mr. Seidenberg can range from zero to 100% of annual base salary plus the maximum payout under the Short Term Plans, to Messrs. Salerno and Jalkut and one other Executive Officer can range from zero to 100% of annual base salary plus a portion of the maximum payout under the Short Term Plans, to Messrs. Reed and Blackburn and certain other Executive Officers can range from zero to 100% of annual base salary, and to all other Officers, including certain Executive Officers, can range from zero to 75% of annual base salary. Based upon current salary and maximum payout under the Short Term Plans, the bonus payable upon completion of the Merger to Mr. Seidenberg could range from zero to $3.0 million and the bonus payable to Mr. Salerno could range from zero to $1.06 million. The purpose of the bonus arrangement is to retain key employees through the consummation of the Merger and to help ensure the availability of their services to NYNEX during the critical transition period and Bell Atlantic thereafter.

Bell Atlantic Agreement. The Merger Agreement provides that, at the closing of the Effective Time, Mr. Seidenberg will enter into an employment agreement with Bell Atlantic. The agreement provides for the employment of Mr. Seidenberg by Bell Atlantic through July 2002, at base compensation which is not less than Mr. Seidenberg's base compensation at the Effective Time. The agreement also provides for various termination benefits under certain circumstances.

Deferred Compensation Trust. NYNEX maintains various plans pursuant to which NYNEX Executive Officers and certain other Officers of NYNEX companies defer (on a voluntary and, in certain cases, involuntary basis) the receipt of all or part of certain specified compensation payments. NYNEX also maintains certain non-qualified pension, savings and retirement plans for such individuals. Amounts credited to the accounts of such individuals accrue earnings based upon various investment options selected by such individuals. To safeguard these benefits and other non-qualified benefits for other Officers, NYNEX established a trust which will become fully funded and irrevocable upon a Change of Control. As defined in the trust, a Change of Control occurs if (a) any person (other than a trustee or other fiduciary of securities held under an employee benefit plan of NYNEX) becomes the beneficial owner of 15% or more of the NYNEX voting stock, (b) a tender offer is made and the offerer owns or has accepted payment for 15% or more of the NYNEX voting stock, or (c) during any period of twenty-four consecutive months members of the Board at the beginning of such period, together with new Directors nominated or appointed during that period by a vote of at least two-thirds of such existing Directors (or of Directors whose election or nomination for election was previously so approved), cease to comprise a majority of the Board of Directors. The assets in the trust, however, remain subject to the claims of NYNEX's general creditors in the event of insolvency. On April 21, 1996, the Board determined that the Merger will not constitute a Change of Control as defined above.

Long Term Incentive Program. In the event of a Change in Control (defined substantially identical to "Change of Control" above), NYNEX's 1995 Long Term Incentive Program provides that all stock options and stock appreciation rights previously granted will become fully exercisable, the restrictions on restricted stock previously granted will terminate, and performance units under the Senior Management Long Term Incentive Plan will be immediately valued based on the highest fair market value of NYNEX Common Stock during the period beginning thirty days prior to and ending thirty days after the Change in Control.

NYNEX Executive Officer Short Term Incentive Plan and NYNEX Senior Management Short Term Incentive Plan. The Short Term Plans were amended as of April 21, 1996 to provide that if, during the first three months of an Award Year (as defined in the Short Term Plans) (x) the Effective Time occurs or (y) an executive is involuntarily terminated without cause by NYNEX or one of its subsidiaries as a result of the Merger which, in either case, would result in a forfeiture under the Short Term Plans, there will be no forfeiture of an Award (as defined in the Short Term Plans) and the amount of any outstanding Award will be prorated to the date of the Effective Time or the executive's termination. The Short Term Plans already provide for such result if the Effective Time or such a termination occurs other than during the first three months of an Award Year.

NYNEX Senior Management Long Term Incentive Plan. The NYNEX Senior Management Long Term Incentive Plan was amended by the NYNEX Board as of April 21, 1996 to provide that if, during any performance period not yet completed (x) the Effective Time occurs or (y) an executive is involuntarily terminated without cause by NYNEX or one of its subsidiaries as a result of the Merger which, in either case, would result in a forfeiture under the Long Term Plan, there shall be no forfeiture of any awards thereunder and the awards with respect to all outstanding performance periods shall be prorated to the date of the Effective Time or the executive's termination. The Long Term Plan already provides for such result if an executive is eligible to retire with a full service pension at termination of employment.

Share Owner Return Performance Graph
------------------------------------

The following line graph compares the yearly percent change in the cumulative Total Share Owner Return of NYNEX Common Stock against the cumulative total return of the Standard & Poor's 500 Stock Index and the Regional Holding Company peer group stock index for the period of five fiscal years (1992-1996).


                 Comparison of 5-Year Cumulative Total Return*


[GRAPHIC OMITTED]


 * Assumes $100 invested on December 31, 1991 in NYNEX Common Stock, Standard & Poor's 500 Index and Peer Group Index, with all dividends reinvested; also assumes retention by Pacific Telesis Group stockholders of the Airtouch Communications stock spin-off, effective April 1, 1994, and conversion of US WEST's common stock into Communications Stock and Media Stock effective November 1, 1995.

December 31     1991     1992     1993     1994     1995     1996
                ----     ----     ----     ----     ----     ----

NYNEX          100.0    110.0    111.1    108.1    168.1    157.3

PEERS**        100.0    111.0    133.3    130.8    190.2    190.1

S&P 500        100.0    107.6    118.5    120.1    165.2    203.1



** Composite of 6 Regional Holding Companies: Ameritech, Bell Atlantic,
 BellSouth, Pacific Telesis, SBC & US WEST.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of January 31, 1997 (except as otherwise noted), relating to beneficial ownership of Shares by (i) each Director, (ii) named Executive Officer and (iii) all Directors and Executive Officers as a group:

                                  Total Number       Shares Subject to Options    Percent
                                  of Shares(1)         (included in total)(2)     of Class
                               ------------------    -------------------------   ---------
Richard W. Blackburn              74,886                     47,118                  *
John Brademas                      4,599                          0                  *
Richard L. Carrion                   687                          0                  *
Lodewijk J.R. de Vink                767                          0                  *
Stanley P. Goldstein               6,102                          0                  *
Richard A. Jalkut                241,712(3)                 208,039                  *
Helene L. Kaplan                   6,459                          0                  *
Elizabeth T. Kennan                5,336                          0                  *
Edward E. Phillips                 8,114                          0                  *
Hugh B. Price                        480                          0                  *
Donald B. Reed                   117,552(3)                 102,831                  *
Frederic V. Salerno              290,887(3)                 249,557                  *
Ivan G. Seidenberg               192,043(3)                 145,548                  *
Alan Z. Senter                   113,662(3)                  97,716                  *
Walter V. Shipley                  7,410                          0                  *
John R. Stafford                   7,617                          0                  *
All Executive Officers and
 Directors (as a group)        1,966,109(3)               1,582,956                  *

*    Less than 1% of outstanding Shares of NYNEX Common Stock.

(1) Except as otherwise noted, all persons listed in the table have sole voting and investment power with respect to their Shares.

(2) Shares subject to acquisition through exercise of stock options within 60 days. In addition, at the time of the completion of the proposed Merger, while not exercisable within 60 days, stock options for the following number of shares will become exercisable for the following persons and for all Executive Officers as a group, Mr. Seidenberg 304,425; Mr. Salerno 175,018; Mr. Jalkut 179,875; Mr. Reed 110,003; Mr. Blackburn 113,519; Mr.
     Senter 78,857 and all Executive Officers as a group 1,811,137.

(3) Includes Shares held in the NYNEX Corporation Savings Plan for Salaried Employees.

NYNEX has instituted stock ownership guidelines for all Executive Officers and Directors. These guidelines require ownership (subject to certain transition requirements) of NYNEX Common Stock equal to three times annual salary for the Chief Executive Officer; two times annual salary for a Vice Chairman and those Executive Officers reporting directly to the Chief Executive Officer; and one times annual salary for all other Executive Officers. Directors are expected to hold throughout their tenure a minimum of 1,000 Shares, to be acquired over a period of not longer than three years.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no relationships or transactions reportable under Item 13.

                                    PART IV

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this Annual Report on Form 10-K.
    -----------------------------------------------------------

                                                                               Page(s)
                                                                         in this Annual Report
                                                                            on Form 10-K
                                                                         ----------------------
 (1) Consolidated Financial Statements.
     ----------------------------------
 The following report and consolidated financial statements of the Registrant are included herein in response to Item 8:

   Report of Management                                                            32

   Report of Independent Accountants                                               33

   Consolidated Statements of Income for each of the Three Years in
    the Period Ended December 31, 1996                                             34

   Consolidated Balance Sheets as of December 31, 1996 and 1995                    35

   Consolidated Statements of Changes in Stockholders' Equity for
    each of the Three Years in the Period Ended December 31, 1996                  36

   Consolidated Statements of Cash Flows for each of the Three Years
    in the Period Ended December 31, 1996                                          37

   Notes to Consolidated Financial Statements                                      38

   Supplementary Information

  Quarterly Financial Data (Unaudited)                                             62
   (2) Consolidated Financial Statement Schedule.
       ------------------------------------------

   The following consolidated financial statement schedule of the Registrant is included herein in response to Item 14:

   II -  Valuation and Qualifying Accounts                                         86

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

Exhibit
Number
-------------
(2) (a)          Agreement and Plan of Merger, dated as of April 21, 1996, by and among Seaboard
                 Merger Company, NYNEX Corporation ("NYNEX") and Bell Atlantic Corporation
                 ("Bell Atlantic") (Exhibit No. 2 to the Registrant's Current Report on Form 8-K, date of report April 21, 1996, File No. 1-8608).

  (a) 1          Amended and Restated Agreement and Plan of Merger, dated as of April 21, 1996, as amended and restated as of July 2, 1996, by and between NYNEX and Bell Atlantic
                 (Exhibit No. 2 to the Registrant's Current Report on Form 8-K, date of report July 2,
                 1996, File No. 1-8608).

(3) a            Restated Certificate of Incorporation of NYNEX dated May 6, 1987 (Exhibit No. (3) a to the Registrant's filing on Form SE dated March 24, 1988, File No. 1-8608).

(3) b            By-Laws of NYNEX dated October 12, 1983, as amended July 18, 1996.

(4)              No instrument which defines the rights of holders of long-term debt of NYNEX and its subsidiaries is filed herewith pursuant to Regulation S-K, Item 601 (b) (4) (iii) (A).
                 Pursuant to this regulation, NYNEX hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(4) (a)          Rights Agreement, dated as of October 19, 1989, between NYNEX and American
                 Transtech Inc. (Exhibit No. 1 to the Registrant's Current Report on Form 8-K, Date of
                 Report, October 20, 1989, File No. 1-8608).

  (a) 1          First Amendment to Rights Agreement, dated April 21, 1996, between NYNEX and
                 First National Bank of Boston, as successor rights agent (Exhibit No. 4(a) to the
                 Registrant's Quarterly Report on Form 10-Q, for the period ended March 31, 1996).

  (a) 2          Second Amendment to Rights Agreement, dated July 2, 1996, between NYNEX and
                 First National Bank of Boston, as successor rights agent (Exhibit No. 4 (a) 2 to the
                 Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1996).

(10) (ii) 1      Preferred Stock Purchase Agreement between NYNEX and Viacom Inc., dated
                 October 4, 1993, and amendment thereto dated November 19, 1993. (Exhibit
                 10 (ii) (2) to the Registrant's 1993 Annual Report on Form 10-K, File No. 1-8608).

(10) (ii) 2      Joint Venture Formation Agreement dated as of June 29, 1994 between NYNEX and
                 Bell Atlantic (Exhibit 10 to the Registrant's filing on Form 10-Q dated June 30,
                 1994, File No. 1-8608).

(10) (ii) 3      Agreement of Limited Partnership of Tomcom, L.P., dated as of October 20, 1994, by and between WMC Partners, L.P. (a Delaware limited partnership wholly-owned by
                 AirTouch Communications and US WEST, Inc.) and Cellco Partnership (a Delaware
                 general partnership wholly-owned by affiliates of NYNEX and Bell Atlantic
                 Corporation).

(10) (ii) 4      Agreement of Limited Partnership of PCS Primeco, L.P., dated as of October 20,
                 1994, by and between PCS Nucleus, L.P. (a Delaware limited partnership wholly-
                 owned by AirTouch Communications and US WEST, Inc.) and PCSCO Partnership
                 (a Delaware general partnership wholly-owned by affiliates of NYNEX and Bell
                 Atlantic Corporation).

Exhibit
Number
---------------
(10) (iii) 1       NYNEX Senior Management Short Term Incentive Plan (Exhibit No. 10-aa to
                   Registration Statement No. 2-87850).

                   (a) Amendment to NYNEX Senior Management Short Term Incentive Plan (Exhibit
                   No. (10) iii 1a to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1996).

(10) (iii) 2       NYNEX Senior Management Long Term Disability and Survivor Protection Plan
                   (Exhibit No. 10-dd to Registration Statement No. 2-87850).

(10) (iii) 3       NYNEX Senior Management Transfer Program (Exhibit No. 10-ee to Registration
                   Statement No. 2-87850).

(10) (iii) 4       Description of NYNEX Financial Counseling Service for Senior Managers (Exhibit
                   No. 10-ff to Registration Statement No. 2-87850).

(10) (iii) 5       NYNEX Deferred Compensation Plan for Non-Employee Directors (Exhibit No. 10-gg
                   to Registration Statement No. 2-87850).

                   (a) Amendment to NYNEX Corporation Deferred Compensation Plan for Non-
                   Employee Directors (Exhibit No. (10) iii 5a to the Registrant's Quarterly Report
                   on Form 10-Q, for the period ended June 30, 1996).

(10) (iii) 6       Description of NYNEX Insurance Plan for Directors (Exhibit No. 10-hh to
                   Registration Statement No. 2-87850).

(10) (iii) 7       Description of NYNEX Plan for Non-Employee Directors' Travel Accident Insurance
                   (Exhibit No. 10-ii to Registration Statement No. 2-87850).

(10) (iii) 8       NYNEX Senior Management Incentive Award Deferral Plan (Exhibit No. (10) (iii) 8
                   to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30,
                   1996.)

(10) (iii) 9       Description of NYNEX Mid-Career Hire Program (Exhibit No. 10-ll to Registration
                   Statement No. 2-87850).

(10) (iii) 10      NYNEX Mid-Career Pension Program (Exhibit No. 10-mm to Registration Statement
                   No. 2-87850).

(10) (iii) 11      NYNEX Estate Planning Legal Services Program (Exhibit No. 10-nn to Registration
                   Statement No. 2-87850).

(10) (iii) 12      NYNEX 1984 Stock Option Plan, as amended and restated (Post-Effective
                   Amendment No. 1 to Registration No. 2-97813, dated September 21, 1987).

(10) (iii) 13      NYNEX Senior Management Long Term Incentive Plan (Exhibit No. (19) (ii) 1 to the
                   Registrant's 1984 Annual Report on Form 10-K, File No. 1-8608).

                   (a) Description of certain amendments to the NYNEX Senior Management Long Term
                   Incentive Plan (Exhibit No. (19) (ii) 4 to the Registrant's filing on Form SE dated March 27, 1987, File No. 1-8608).

Exhibit
Number
---------------
                   (b) Description of certain amendments to the NYNEX Senior Management Long Term
                   Incentive Plan (Exhibit No. (19) (ii) 1 to the Registrant's filing on Form SE dated
                   March 23, 1993, File No. 1-8608).

                   (c) Amendment to NYNEX Senior Management Long Term Incentive Plan (Exhibit
                   No. (10) iii 13c to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1996).

(10) (iii) 14      NYNEX Senior Management Non-Qualified Pension Plan (Exhibit No. (19) (ii) 2 to
                   the Registrant's 1984 Annual Report on Form 10-K, File No. 1-8608).

                   (a) Description of certain amendments to the NYNEX Senior Management Non-
                   Qualified Pension Plan (Exhibit No. (19) (ii) 6 to the Registrant's filing on Form
                   SE dated March 27, 1987, File No. 1-8608).

                   (b) Description of certain amendments to the NYNEX Non-Qualified Pension Plan
                   (Exhibit No. (19) (ii) 7 to the Registrant's filing on Form SE dated March 27, 1987,
                   File No. 1-8608).

                   (c) Description of certain amendments to the NYNEX Senior Management Non-
                   Qualified Pension Plan (Exhibit No. (19) (ii) 1 to the Registrant's 1987 Annual
                   Report on Form 10-K, File No. 1-8608).

                   (d) Description of certain amendments to the NYNEX Senior Management Non-
                   Qualified Pension Plan (Exhibit No. (19) (ii) l to the Registrant's 1991 Annual
                   Report on Form 10-K, File No. 1-8608).

                   (e) Description of certain amendments to the NYNEX Senior Management Non-
                   Qualified Pension Plan (Exhibit No. (19) (ii) 2 to the Registrant's filing on Form
                   SE, dated March 23, 1993, File No. 1-8608).

                   (f) Description of certain amendments to the NYNEX Senior Management Non-
                   Qualified Pension Plan.

                   (g) Amendment to NYNEX Senior Management Non-Qualified Pension Plan (Exhibit
                   No. (10) iii 14g to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1996).

(10) (iii) 15      Description of NYNEX Non-Employee Director Pension Plan (Exhibit No. (28) (i) 1
                   to Amendment No. 1 to the Registrant's 1987 Annual Report on Form 10-K, File No.
                   1-8608).

                   (a) NYNEX Corporation Non-Employee Director Pension Plan (Exhibit No. 99 to the
                   Registrant's Proxy Statement dated March 18, 1996, File No. 1-8608).

(10) (iii) 16      NYNEX Senior Management Non-Qualified Supplemental Savings Plan (Exhibit No.
                   (10) (iii) 16 to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1996.)

(10) (iii) 17      NYNEX 1987 Restricted Stock Award Plan (Exhibit No. (28) (i) 1 to the Registrant's
                   filing on Form SE dated March 23, 1988, File No. 1-8608).

Exhibit
Number
---------------
(10) (iii) 18      NYNEX 1990 Long Term Incentive Program (Exhibit No. 1 to the Registrant's Proxy
                   Statement dated March 26, 1990, File No. 1-8608).

(10) (iii) 19      NYNEX 1990 Stock Option Plan (Exhibit No. 2 to the Registrant's Proxy Statement
                   dated March 26, 1990, File No. 1-8608).

(10) (iii) 20      NYNEX Stock Plan for Non-Employee Directors (Exhibit No. (10) (iii) (A) 22 to the
                   Registrant's 1990 Annual Report on Form 10-K, File No. 1-8608).

(10) (iii) 21      NYNEX Supplemental Life Insurance Plan (Exhibit No. (10) (iii) 21 to the
                   Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996.)

(10) (iii) 22      NYNEX Executive Retention Agreement (Exhibit No. (10) (ii) (A) 24 to the
                   Registrant's 1993 Annual Report on Form 10-K, File No. 1-8608).

(10) (iii) 23      NYNEX Executive Severance Pay Plan (Exhibit No. (10) (ii) (A) 25 to the
                   Registrant's 1993 Annual Report on Form 10-K, File No. 1-8608).

(10) (iii) 24      NYNEX 1995 Long Term Incentive Program (Exhibit No. 1 to the Registrant's Proxy
                   Statement dated March 21, 1994, File No. 1-8608).

(10) (iii) 25      NYNEX 1995 Stock Option Plan (Exhibit No. 2 to the Registrant's Proxy Statement
                   dated March 21, 1994, File No. 1-8608).

(10) (iii) 26      NYNEX Executive Retention and Employment Agreement (Exhibit No. (10) (iii) 28
                   to the Registrant's 1994 Annual Report on Form 10-K, File No. 1-8608).

(10) (iii) 27      NYNEX 1990 Stock Option Plan as amended (Exhibit No. 2 to the Registrant's Proxy
                   Statement dated March 20, 1995, File No. 1-8608).

(10) (iii) 28      NYNEX 1995 Stock Option Plan as amended (Exhibit No. 1 to the Registrant's Proxy
                   Statement dated March 20, 1995, File No. 1-8608).

(10) (iii) 29      NYNEX 1995 Long Term Incentive Program as amended (Exhibit No. 3 to the
                   Registrant's Proxy Statement dated March 20, 1995, File No. 1-8608).

(10) (iii) 30      NYNEX Executive Officer Short Term Incentive Plan (Exhibit No. 4 to the
                   Registrant's Proxy Statement dated March 20, 1995, File No. 1-8608).

                   (a) Amendment to NYNEX Executive Officer Short Term Incentive Plan (Exhibit No.
                   (10) iii 30a to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1996).

(10) (iii) 31      NYNEX Executive Employment Agreement.

(10) (iii) 32      NYNEX Senior Management Non-Qualified Defined Contribution Pension Plan
                   (Exhibit No. (10) (iii) 32 to the Registrant's Quarterly Report on Form 10-Q for
                   the period ended June 30, 1996.)

Exhibit
Number
---------------
                   (a) Description of amendment to NYNEX Senior Management Non-Qualified Defined
                   Contribution Pension Plan (Exhibit No. (10) iii 32a to the Registrant's Quarterly
                   Report on Form 10-Q, for the period ended June 30, 1996).

(10) (iii) 33      NYNEX Senior Management Account Balance Deferral Plan (Exhibit No. (10) (iii) 33
                   to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

(10) (iii) 34      NYNEX Corporation Non-Employee Director Retainer Stock Plan (Exhibit No. 99 to
                   the Registrant's Proxy Statement dated March 18, 1996, File No. 1-8608).

(10) (iii) 35      NYNEX Executive Retention Agreement (Exhibit No. (10) iii 35 to the Registrant's
                   Quarterly Report on Form 10-Q, for the period ended June 30, 1996).

(11)               Computation of Earnings Per Share.

(12)               Computation of Ratio of Earnings to Fixed Charges.

(21)               Subsidiaries of NYNEX.

(23)               Consent of Independent Accountants.

(24)               Powers of attorney.

(b)                Reports on Form 8-K.
                   NYNEX's Current Report on Form 8-K, date of report October 22, 1996, and filed
                   October 24, 1996, reporting on Items 5 and 7.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NYNEX CORPORATION

                               By /s/ M. Meskin
                                  ----------------------
                                  Mel Meskin

                        Vice President and Comptroller

                                March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Principal Executive Officer:

Ivan G. Seidenberg*
Chairman of the Board and
Chief Executive Officer


Principal Financial Officer:

Frederic V. Salerno*
Vice Chairman-Chief Financial
Officer/Business Development


Principal Accounting Officer:

Mel Meskin
Vice President and Comptroller

Directors:

   John Brademas*               *By: /s/ M. Meskin
   Richard L. Carrion *              ------------------------------------------
   J. R. de Vink*                    (Mel Meskin, as attorney-in-fact and on his
   Stanley P. Goldstein*             own behalf as Principal Accounting Officer)
   Helene L. Kaplan*                 March 27, 1997
   Elizabeth T. Kennan*
   Edward E. Phillips*
   Hugh B. Price*
   Frederic V. Salerno*
   Ivan G. Seidenberg*
   Walter V. Shipley*
   John R. Stafford*

                               NYNEX CORPORATION
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                       86
                              Dollars In Millions

COLUMN A                                        COLUMN B                COLUMN C                COLUMN D       COLUMN E
-------------------------------------------- --------------- ------------------------------ ----------------- ------------
                                                                       Additions
                                                             -------------------------------
                                               Balance at        (1)            (2)
                                              Beginning       Charged to     Charged to                        Balance at
                                                   of         Costs and        Other                               End of
Description                                     Period         Expenses       Accounts         Deductions        Period
                                             --------------- ------------ -----------------  ---------------  ------------
Allowance for Uncollectibles
  Year 1996   ..............................     $ 221.6        $203.5         $    348.5 (a)    $    532.1 (b)  $241.5
  Year 1995   ..............................     $ 226.7        $175.8         $    238.4 (a)    $    419.3 (b)  $221.6
  Year 1994   ..............................     $ 204.7        $178.9         $    200.0 (a)    $    356.9 (b)  $226.7
Restructuring
  Year 1996   ..............................     $ 440.4        $    -         $        -        $    242.8      $197.6
  Year 1995   ..............................     $ 852.8        $    -         $        -        $    412.4      $440.4
  Year 1994   ..............................     $1,522.5       $    -         $        -        $    669.7      $852.8
Valuation Allowance for Deferred Tax Assets
  Year 1996   ..............................     $  29.7        $  3.4         $     (0.7)       $      6.8      $ 25.6
  Year 1995   ..............................     $  42.2        $  7.3         $     (2.2)       $     17.6      $ 29.7
  Year 1994   ..............................     $ 113.9        $    -         $        -        $     71.7      $ 42.2


-----------
(a) Includes amounts to establish a reserve for purchased accounts receivables.

(b) Amounts written-off as uncollectible. Amounts previously written-off are credited directly to this account when recovered.

NYNEX recycles