Form 10-K405/A
period 1996-12-31
NYNEX CORP
filed 1997-03-28
CIK 732714

FORM 10-K/A
                                ----------------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | X |


                                 AMENDMENT NO. 1


The registrant hereby amends the following item of its Annual Report for the fiscal year ended December 31, 1996, as set forth in the pages attached hereto:

Part III - Item 11. "Executive Compensation"

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

                                                       Annual Compensation
                                       --------------------------------------------------
Name and Principal Position
at December 31, 1996                    Year    Salary ($)    Bonus($)(2)    Other($)(3)
-------------------------------------  ------  -------------  ------------   ------------
Ivan G. Seidenberg                      1996        695,000     1,063,400         40,892
 Chairman of the Board and              1995        640,000       844,000         50,613
 Chief Executive Officer                1994        540,000       189,000         62,598
Frederic V. Salerno                     1996        530,000       604,200         41,660
 Vice Chairman of the Board -           1995        530,000       699,600         48,332
 Finance and Business Development       1994        491,000       278,000         64,636
Richard A. Jalkut                       1996        500,000       510,000         39,675
 President and Group Executive -        1995        500,000       620,000         47,090
 NYNEX Telecommunications               1994        464,000       153,000         58,888
Donald B. Reed                          1996        370,000       379,600         27,454
 President and Group Executive -        1995        370,000       429,600         29,028
 External Affairs & Communications      1994        341,000       194,000         32,599
Richard W. Blackburn                    1996        350,000       352,800         27,660
 President and Group Executive -        1995        350,000       403,200         21,227
 NYNEX Worldwide Communications         1994        317,000       148,500         27,608
 and Media Group
-------------------------------------   ------   ------------  ------------   ------------
Alan Z. Senter (1)                      1996        411,000       342,000         41,189
 Former Executive Vice President and    1995        411,000       396,000         49,747
 Chief Financial Officer                1994        133,000       100,000         11,183


[restubbed table]


                                                Long Term Compensation
                                       -----------------------------------------
                                                 Awards              Payouts
                                        --------------------------- -----------
                                        Restricted
                                           Stock       Securities    Long Term      All Other
Name and Principal Position               Awards      Underlying    Incentive       Compen-
at December 31, 1996                      ($)(4)      Options(#)    Payouts($)    sation($)(5)
-------------------------------------   ------------  ------------  -----------   -------------
Ivan G. Seidenberg                                0       125,000      332,771         446,256
 Chairman of the Board and                        0       105,727      288,480         369,552
 Chief Executive Officer                    380,520        40,248      231,312          26,371
Frederic V. Salerno                               0        87,500      339,899         287,401
 Vice Chairman of the Board -                     0        87,555      289,438         305,330
 Finance and Business Development           380,520        40,248      233,478          26,967
Richard A. Jalkut                                 0        87,500      378,095         252,375
 President and Group Executive -                  0        82,599      334,561         276,393
 NYNEX Telecommunications                   359,520        37,302      215,353          24,566
Donald B. Reed                                    0        55,000      140,856         192,608
 President and Group Executive -                  0        55,011      152,344         199,783
 External Affairs & Communications          272,500        27,420       99,647          18,355
Richard W. Blackburn                              0        55,000      137,791         182,878
 President and Group Executive -                  0        52,037      119,102         189,259
 NYNEX Worldwide Communications             218,892        19,758       94,533          18,669
 and Media Group
-------------------------------------  ------------  ------------  -----------   -------------
Alan Z. Senter (1)                                0        60,000            0       1,080,382
 Former Executive Vice President and              0        60,573            0         222,108
 Chief Financial Officer                    600,000        56,000            0           1,500



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

                                March 28, 1997