Form 10-Q
period 1997-03-31
NYNEX CORP
filed 1997-05-12
CIK 732714

Form 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

(Mark one)
   ---
    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---                 OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended March 31, 1997


                                       OR

---
---              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______


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
                                                                 ---     ---

At April 30, 1997, 440,285,879 common shares were outstanding.

Form 10-Q Part I
                         Part I - FINANCIAL INFORMATION
                         ------------------------------
                                NYNEX CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
                     EARNINGS (In millions, except per share
                              amounts) (Unaudited)

For the Three Months Ended March 31,                            1997                1996
------------------------------------------------------------------------------------------
OPERATING REVENUES
   Local services                                             $1,627.8            $1,669.0
   Long distance                                                 234.1               274.5
   Network access                                                941.7               863.7
   Other                                                         497.9               446.8
                                                              --------            --------
     Total operating revenues                                  3,301.5             3,254.0
                                                              --------            --------

OPERATING EXPENSES
   Maintenance and support                                       804.2               807.9
   Depreciation and amortization                                 614.1               640.3
   Marketing and customer services                               354.9               343.4
   Taxes other than income                                       235.1               214.1
   Selling, general and administrative                           694.7               649.8
   Other                                                         175.9               161.0
                                                              --------            --------
     Total operating expenses                                  2,878.9             2,816.5
                                                              --------            --------
Operating income                                                 422.6               437.5

Other income (expense) - net                                     (26.8)              (11.1)
Interest expense                                                 202.5               165.1
Income (loss) from long-term investments                          40.9                69.0
                                                              --------             -------
Earnings before income taxes and cumulative
  effect of change in accounting principle                       234.2               330.3

Income taxes
   Federal                                                        68.5                94.7
   State, local and other                                          6.1                21.8
                                                              --------            --------
     Total income taxes                                           74.6               116.5
                                                              --------            --------
Earnings before cumulative effect
   of change in accounting principle                             159.6               213.8

Cumulative effect of change in accounting for
 directory publishing income, net of taxes (Note(b))              -                  131.0
                                                              --------            --------
NET INCOME                                                    $  159.6            $  344.8
                                                              --------            --------

Earnings per share before cumulative effect of change
 in accounting principle                                      $    .36            $    .49
                                                              ---------           --------
Cumulative effect, per share, of change in accounting
 principle                                                    $   -               $    .30
                                                              ---------           --------
Earnings per share                                            $     .36           $    .79
                                                              ---------           --------
Weighted average number of shares outstanding                     440.1              434.5
                                                              ---------           --------

Dividends declared per share                                  $     .59           $    .59
                                                              ---------           --------
Retained earnings
   Beginning of period                                        $   610.8           $   -
     Net income                                                   159.6              344.8
     Dividends declared                                          (259.8)            (255.7)
     Other                                                        (82.2)             (17.3)
                                                              ---------           --------
   End of period                                              $   428.4           $   71.8
                                                              =========           ========

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                                NYNEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          ----------------------------
                            (In millions) (Unaudited)

                                                            March 31,         December 31,
                                                              1997                1996
-----------------------------------------------------------------------------------------
ASSETS
------
Current assets:
   Cash and temporary cash investments                      $    88.2          $    81.6
   Receivables (net of allowance of $243.8
     and $241.5, respectively)                                2,922.6            3,009.4
   Inventories                                                  251.1              243.7
   Prepaid expenses                                             376.3              294.7
   Deferred charges and other current assets                    350.1              326.7
                                                            ---------          ---------
     Total current assets                                     3,988.3            3,956.1
                                                            ---------          ---------
Property, plant and equipment - at cost                      37,743.7           37,317.3
  Less: accumulated depreciation                            (20,122.4)         (19,642.3)
                                                            ---------          ---------
                                                             17,621.3           17,675.0
                                                            ---------          ---------

Long-term investments                                         3,944.5            3,880.3
Deferred charges and other assets                             2,171.0            2,147.7
                                                            ---------          ---------
           Total Assets                                     $27,725.1          $27,659.1
                                                            =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
 Current liabilities:
   Accounts payable                                         $ 2,469.5          $ 3,017.6
   Short-term debt                                            2,685.0              327.9
   Other current liabilities                                    505.2              508.6
                                                            ---------          ---------
     Total current liabilities                                5,659.7            3,854.1
                                                            ---------          ---------
Long-term debt                                                7,557.4            9,325.8
Deferred income taxes                                         1,381.1            1,460.5
Unamortized investment tax credits                              159.8              165.8
Other long-term liabilities and deferred credits              4,285.9            3,973.8

Minority interest, including a portion subject to
redemption requirements
                                                              1,811.6            1,819.8

Commitments and contingencies (Notes (c), (f) and (g))
Stockholders' equity:
   Preferred stock - $1 par value                                 -                  -
          shares authorized: 70,000,000
          shares issued: None
   Preferred stock - Series A Junior Participating                -                  -
     - $1 par value
          shares authorized: 5,000,000
          shares issued: None
   Common stock - $1 par value                                  455.1              455.0
          shares authorized: 750,000,000
          shares issued:
             at March 31, 1997 - 455,062,556
             at December 31, 1996 - 454,952,817
   Additional paid-in capital                                 6,899.7            6,913.4
   Retained earnings                                            428.4              610.8
   Treasury stock (14,836,921 and 14,890,848 shares,
    respectively, at cost)                                     (598.3)            (597.2)
   Deferred compensation - LESOP Trust                         (315.3)            (322.7)
                                                            ---------          ---------
    Total stockholders' equity                                6,869.6            7,059.3
                                                            ---------          ---------
      Total Liabilities and Stockholders' Equity            $27,725.1          $27,659.1
                                                            =========          =========


          See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                                NYNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions) (Unaudited)

For the Three Months Ended March 31,                                1997          1996
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  159.6      $  344.8
                                                                  --------      --------
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                   614.1         640.3
     Amortization of unearned lease income-net                       (25.8)        (22.6)
     Deferred income taxes - net                                     (57.6)        (36.2)
     Deferred tax credits - net                                      (16.7)        (12.8)
     Changes in operating assets and liabilities:
       Receivables                                                    86.8        (232.4)
       Inventories                                                    (7.5)         (0.2)
       Prepaid expenses                                              (81.6)         43.4
       Deferred charges and other current assets                     (23.5)        115.0
       Accounts payable                                             (548.2)       (233.8)
       Other current liabilities                                      (3.4)       (129.1)
     Other-net                                                       316.6         178.7
                                                                  --------      --------
       Total adjustments                                             253.2         310.3
                                                                  --------      --------
Net cash provided by operating activities                            412.8         655.1
                                                                  --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                (590.8)       (633.1)
Investment in leased assets                                           (9.4)        (23.3)
Cash received from leasing activities                                 32.1          27.8
Other investing activities-net                                      (120.2)        (70.3)
                                                                  --------      --------
Net cash used in investing activities                               (688.3)       (698.9)
                                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of commercial paper and short-term debt                   6,018.4       5,801.2
Repayment of commercial paper and short-term debt                 (5,429.0)     (6,042.9)
Issuance of long-term debt                                            69.8           -
Repayment of long-term debt and capital leases                       (74.1)        (64.7)
Issuance of common stock                                              85.6         111.9
Purchase of treasury stock                                          (110.0)          -
Dividends paid                                                      (259.7)       (238.6)
Minority interest                                                    (18.9)        485.1
                                                                  --------      --------
Net cash provided by financing activities                            282.1          52.0
                                                                  --------      --------

Net increase in Cash and temporary
   cash investments                                                    6.6           8.2
Cash and temporary cash investments at
   beginning of period                                                81.6          93.2
                                                                  --------      --------
Cash and temporary cash investments at
   end of period                                                  $   88.2      $  101.4
                                                                  ========      ========

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements include the accounts of NYNEX Corporation ("NYNEX") and its subsidiaries. Investments in entities in which NYNEX does not have control, but has the ability to exercise significant influence over operations and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method.

The consolidated financial statements have been prepared by NYNEX pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the uncertainty inherent in making estimates, actual results could differ from those estimates. Certain information in the consolidated financial statements for 1996 has been reclassified to conform to the current period's presentation. The results for interim periods are not necessarily indicative of the results for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the NYNEX 1996 Annual Report on Form 10-K.

(b) CHANGE IN ACCOUNTING PRINCIPLE - Effective January 1, 1996, NYNEX Information Resources Company ("Information Resources"), a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing income from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and production expenses are recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX believes the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. The initial effect of the change to the point of publication method was reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $131.0 million, or $.30 per share, in the first quarter of 1996. The application of the point of publication method did not have a material effect on operating results for the year ended December 31, 1996.

Form 10-Q Part I
                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

(c) FINANCIAL COMMITMENTS AND GUARANTEES - As of December 31, 1996, New York Telephone Company ("New York Telephone"), a wholly-owned subsidiary of NYNEX, had deferred $68 million of revenues under the plan approved by the New York State Public Service Commission ("NYSPSC") in 1995 associated with commitments for fair competition, universal service, service quality and infrastructure improvements (the "Incentive Plan"), and $27 million for a 1994 service improvement plan obligation. The deferred revenues will be recognized as commitments are met or obligations are satisfied under the plans. If New York Telephone is unable to meet certain commitments, the NYSPSC has the authority to require New York Telephone to rebate the deferred revenues to customers. As of March 31, 1997, $68 million of the deferred revenues in connection with the Incentive Plan remained deferred. In February 1997, the NYSPSC determined that New York Telephone had not met all of the targets established in the 1994 service improvement plan and directed New York Telephone to rebate to customers $12 million, plus related interest of $5 million, of the $27 million set aside revenues. As of March 31, 1997, the remaining $10 million of the deferred revenues was recognized.

The Incentive Plan establishes service quality targets with stringent rebate provisions if New York Telephone is unable to meet some or all of the targets. New York Telephone accrued $62 million of revenues based on service performance results for Plan Year 1, $16 million of which had been rebated to customers in 1996, and $46 million of which remained accrued at December 31, 1996. During the first quarter of 1997, an additional $10 million in rebates was ordered and accrued as a result of the NYSPSC's denial of New York Telephone's claim of miscalculation of certain service performance data, and $44 million was rebated to customers. As of March 31, 1997, $12 million of the revenues remained accrued.

(d) CABLECOMMS MERGER - Effective April 28, 1997, all of the conditions of the recommended offers for NYNEX CableComms ("Cablecomms") by Cable & Wireless Communications PLC ("CWC") had been either satisfied or waived. As a result, NYNEX completed the transfer to CWC (in exchange for 18.5% of the outstanding stock of CWC) of all of its equity interests in CableComms. In connection with this exchange, CWC replaced the financing facilities arranged by NYNEX for the North and the South. This exchange represents the consummation of the transaction that was conditionally agreed to and announced in October 1996.

NYNEX accounted for the transaction as a nonmonetary exchange of similar productive assets, and as a result, no gain or loss was recorded on the exchange. NYNEX accounts for its resulting investment in CWC by the equity method.

Form 10-Q Part I
                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

(e) SUPPLEMENTAL CASH FLOW INFORMATION - The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                      For the Three Months Ended
(In millions)                                                 March 31,
                                                         1997             1996
                                                         ----             ----
Income tax payments - net                             $   22.7          $  23.0
Interest payments*                                    $  167.5          $ 174.3
Non-cash transactions:
Common Stock issued for Dividend Reinvestment and
     Stock Purchase Plan and stock compensation
     plans                                            $   5.7           $   31.2
Commercial paper borrowings classified as
     Long-term debt#                                     -              $1,697.8

*Amounts shown are net of capitalized interest of $8.4 million and $9.7 million, in 1997 and 1996, respectively.

#As of March 31, 1997, NYNEX no longer has the intent to refinance commercial paper borrowings on a long-term basis.

(f) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters may possibly require New York Telephone and New England Telephone and Telegraph Company ("New England Telephone") (collectively, the "telephone subsidiaries") to refund a portion of the revenues collected in the current and prior periods. As of December 31, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately
$319.0 million, plus related interest. In the first quarter of 1997, the NYSPSC approved a settlement agreement with respect to affiliate transaction issues resulting from New York Telephone's 1990 intrastate rate case. Pursuant to that agreement New York Telephone will refund $87 million to customers. (New York Telephone accrued charges for the refund in 1995 and 1996). The settlement resolved all pending issues related to affiliate transactions. As of March 31, 1997, the aggregate amount of revenues estimated to be subject to possible refund was approximately $90 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

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

Form 10-Q Part I
                                NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


(h) PROPOSED MERGER - On April 22, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") announced a proposed merger of equals pursuant to a definitive merger agreement (the "Merger"), dated April 21, 1996 that provided for the formation of a new company to be named Bell Atlantic Corporation. On July 2, 1996, NYNEX and Bell Atlantic executed an amendment to the agreement effecting a technical change in the transaction structure of the Merger. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed Merger. Each NYNEX shareholder will receive 0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the Merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the Merger under a 1913 District of Columbia "anti-merger" law. At special meetings held in November 1996, the shareholders of both companies voted to approve the Merger. The state regulatory commissions in NYNEX's region have approved or have not sought jurisdiction over the Merger. Effective March 21, 1997, the NYSPSC issued an order approving the Merger, subject to certain conditions, which were accepted by NYNEX and Bell Atlantic on March 31, 1997. On April 24, 1997, the United States Department of Justice announced that its Antitrust Division had closed its investigation of the proposed Merger, having concluded that the Merger does not violate the antitrust laws. NYNEX and Bell Atlantic have filed applications with the Federal Communications Commission ("FCC") seeking approval of the transfer of control of certain FCC licenses and authorizations held by their telephone subsidiaries. The completion of the Merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the Merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. The Merger is expected to qualify as a pooling of interests for accounting purposes. NYNEX expects to be able to complete the Merger in the second quarter of 1997.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

RESULTS OF OPERATIONS

FIRST QUARTER OF 1997 AS COMPARED TO FIRST QUARTER 1996

Net income
----------

Net income for the first quarter of 1997 was $159.6 million, or $.36 per share. Net income for the first quarter of 1996 was $344.8 million, or $.79 per share.

Net income for the first quarter of 1997 includes after-tax charges of $243.6 million for retirement incentives (see Retirement Incentives), an after-tax net benefit of $18.1 million resulting primarily from the resolution of various regulatory contingencies, and $18.0 million accrued for loss contingencies. Net income for the first quarter of 1996 included a gain of $131.0 million for the cumulative effect of a change in accounting for directory publishing income (see Note (b)) and a gain of $45.8 million, from the sale of NYNEX's interest in Vanstar Corporation ("Vanstar"). Net income for the first quarter of 1996 also included charges of $127.0 million, for accruals related to various self-insurance programs, legal, regulatory and other obligations and contingencies, and a $66.5 million charge for retirement incentives.

Excluding the above items, net income for the first quarter of 1997 would have been $403.1 million, or $.92 per share, an improvement of $41.6 million, or 11.5% over adjusted net income for the first quarter of 1996.

Operating revenues
------------------

Operating revenues for the first quarter of 1997 were $3.3 billion, an increase of $47.5 million, or 1.5%, over the first quarter of 1996.

Included in operating revenues for the first quarter of 1997 was an $83.0 million reduction for refunds to customers in connection with the resolution of various regulatory contingencies which were recorded in Other operating expenses in prior periods (see Operating expenses). Included in operating revenues for the first quarter of 1996 were charges of $55.0 million related to customer claims and a $14.0 million refund ordered by the NYSPSC pertaining to intrastate gross receipts tax collected by New York Telephone on behalf of interexchange carriers.

Excluding the items discussed above, operating revenues would have improved $61.5 million, or 1.9%, over adjusted operating revenues for the first quarter of 1996. Revenues from New York Telephone, New England Telephone and Telesector Resources Group, Inc. (collectively, the "telecommunications group") would have improved $42.8 million, or 1.4% to $3.1 billion. Revenues from NYNEX's other subsidiaries (the "nontelephone subsidiaries") would have improved 6.1% to $327.0 million.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The adjusted operating revenue improvement of $61.5 million, or 1.9%, includes the following categories:

Local service revenues increased $27.8 million, or 1.6%. The $27.8 million increase results primarily from the net of (i) a $62 million increase resulting primarily from increased demand, driven by growth in access lines and sales of calling features and Optional Calling Plans ("OCPs") which were recorded in Long distance revenues in the first quarter of 1996 (see Long Distance revenues), and
(ii) a $12 million reduction for rebates to customers as ordered under the 1994 service improvement plan (see Note (c)), $10 million in rate reductions primarily in New York and Massachusetts and a $10 million reduction for service rebates issued pursuant to a performance-based regulatory plan (the "Incentive Plan") (see Note (c)). Certain decreases, primarily due to customer selection of competing carriers as a result of IntraLATA presubscription ("ILP"), are being partially offset by increases in Network access revenues, the effects of which are expected to continue.

Long distance revenues decreased $40.4 million, or 14.7%. The $40.4 million decrease results from a $23 million decrease attributable to revenues earned from OCPs which were recorded in Long distance revenues in the first quarter of 1996 and are currently recorded in Local service revenues (see Local service revenues), and a $17 million decrease primarily due to decreased demand. Certain decreases in 1997 and 1996, primarily due to ILP, are being partially offset by increases in Network access revenues.

Network access revenues improved $23.0 million, or 2.5%. The $23.0 million improvement results from the net of (i) a $54 million increase primarily due to increased demand, including the previously mentioned shift from Local and Long distance revenues, and (ii) a $24 million reduction in interstate rates and a $7 million reduction in intrastate rates.

Other revenues improved $51.1 million, or 11.4%. At the telecommunications group, the $32.4 million improvement results primarily from the net of (i) a $27 million increase resulting from the reversal of the reduction of Other revenues for service rebate obligations pursuant to the 1994 service improvement plan (see Local revenues), a $17 million increase resulting from the reduction of revenues in 1996 for service rebate obligations under the Incentive Plan, a $9 million increase in revenues from increased demand for voice messaging services and other enhanced customer services, and (ii) a $20 million decrease attributable to the recognition in 1996 of previously deferred revenues in connection with ILP commitments that were met. At the nontelephone subsidiaries, the $18.7 million improvement in other revenues results primarily from an increase in NYNEX Cablecomms revenues due to an increased customer base, marketing activity, and continuing construction of the network.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

Operating expenses
------------------

Operating expenses for the first quarter of 1997 were $2.9 billion, an increase of $62.4 million, or 2.2%, over the first quarter of 1996.

Included in operating expenses for the first quarter of 1997 were charges of $386.8 million for retirement incentives (see Retirement Incentives), a net $110.6 million decrease in expenses resulting primarily from the resolution of various regulatory contingencies ($83 million of which is currently reflected as a reduction of revenues (see Operating revenues), and $4 million of which is currently reflected as interest expense (see Interest expense)), the reclassification of charges accrued in a prior period for tax issues to Interest expense (see Interest expense)and an accrual for loss contingencies. Included in operating expenses for the first quarter of 1996 were charges of $107.8 million for retirement incentives, a $14.0 million intrastate gross receipts tax refund (see Operating revenues above) and charges of $110.0 million related to various self-insurance programs and legal and regulatory contingencies.

Excluding the items discussed above, operating expenses would have decreased $10.0 million, or 0.4%, from adjusted operating expenses for the first quarter of 1996. Telecommunications group operating expenses would have decreased $30.5 million, or 1.3% and the nontelephone subsidiaries' operating expenses would have increased $20.5 million, or 7.6%.

At the telecommunications group, adjusted operating expenses were $2.3 billion in 1997, a decrease of $30.5 million, or 1.3% from adjusted operating expenses in 1996. Depreciation decreased $37.6 million primarily due to revised estimates of future net salvage value and remaining useful lives, offset by the growth in depreciable plant investment. Employee related costs decreased $23.8 million primarily due to a reduction in overtime, benefit costs, and an increase in capitalized costs that are partially offset by additional labor costs attributable to increased force needed to continue improving service quality and wage rate increases. Offsetting these decreases is the increase in non-employee related costs. Non-employee costs increased a net $31.4 million primarily due to costs resulting from the Telecommunications Act of 1996 (the "Act"), including the costs of implementing the competitive checklist provisions, the effects of which are expected to continue (see Regulatory Environment - State).

At the nontelephone subsidiaries, the $20.5 million adjusted increase results primarily from an increase in Cablecomms operating expenses as a result of the continuing network construction and an increase in the customer base.

Operating income
----------------

Operating income for the first quarter of 1997 was $422.6 million, a decrease of $14.9 million, or 3.4%, from the first quarter of 1996.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

Operating income, after adjusting for the items discussed above in Operating revenues and Operating expenses, would have been $781.8 million, an improvement of $71.5 million, or 10.1%, over adjusted operating income for the first quarter of 1996. Operating margin for the first quarter of 1997 would have improved 1.7 percentage point to 23.1% from 21.4% adjusted. This improvement resulted from improved productivity as adjusted expenses were better by 0.4% and adjusted revenues grew 1.9%.

Other income (expense) - net
----------------------------

Other income (expense) - net for first quarter of 1997 was $15.7 million worse than the first quarter of 1996. The $15.7 million results primarily from an $11 million increase in minority interest expense and increased merger-related costs of $4 million.

Interest expense
----------------

Interest expense for the first quarter of 1997 increased $37.4 million, or 22.7%, over the first quarter of 1996. Interest expense for the first quarter of 1997 includes charges of $27.6 million resulting from the resolution of various regulatory contingencies and tax issues. Excluding these charges, adjusted interest expense for the first quarter of 1997 would have been $175.0 million, an increase of $9.9 million, or 6.0%, over interest expense for the first quarter of 1996 primarily due to lower capitalized interest and the settlement of obligations pursuant to a service improvement plan implemented in 1994.

Income (loss) from long-term investments
----------------------------------------

Income (loss) from long-term investments for the first quarter of 1997 was a $28.1 million decrease from the first quarter of 1996. The $28.1 million decrease results primarily from the net of (i) an increase in equity income of $5 million from the Bell Atlantic NYNEX Mobile cellular partnership and $31 million of 1996 costs associated with the formation of the partnership, and increases of approximately $20 million from other investments, including NYNEX's Information Resources' sale of a 25% interest in an international venture, offset by (ii) equity income in 1996 of $64 million for the goodwill associated with Vanstar and quarter over quarter losses of $22 million from PrimeCo Personal Communications, L.P. ("PrimeCo").

Income taxes
------------

Income taxes for the first quarter of 1997 decreased $41.9 million, or 36.0%, from the first quarter of 1996 primarily attributable to lower pretax income of $96.1 million or 29.1% and a 3.4 percentage point decrease in the effective tax rate primarily due to the successful settlements of various state tax audits.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

RETIREMENT INCENTIVES

The number of employees who elected to leave under retirement incentives in the first quarter of 1997 and 1996 are as follows:

                           1997              1996
                          -----             -----
Management                1,900               400
Associates                1,000               600
                          -----             -----
Total                     2,900             1,000
                          =====             =====

The components of the charges for retirement incentives for the first quarter of 1997 and 1996 are as follows:

(In millions)                           1997                     1996
                                        ----                     ----
                                 Pretax     After-tax      Pretax    After-Tax
                                 ------     ---------      ------    ---------
Pension enhancement charges      $287.6        $180.8      $ 87.4       $ 54.1
Postretirement medical costs       99.2          62.8        20.4         12.4
                                 ------        ------      ------       ------
                                 $386.8        $243.6      $107.8       $ 66.5
                                 ======        ======      ======       ======

The severance reserves established in 1993 have been and will continue to be transferred to the pension liability on a per employee basis as employees accept the retirement incentives. The postretirement medical liability established in 1993 has been and will continue to be applied to retired employees on a per employee basis as employees accept the retirement incentives. The reserves for management employees were completely utilized during 1996.

During the first quarter of 1997, severance reserves of $28 million were transferred to the pension liability and $36 million of postretirement medical liability was applied on a per employee basis as a result of associates leaving under the retirement incentives. At March 31, 1997, $94 million of severance reserves and $107 million of unapplied postretirement medical liability remained.


Cumulative effect of change in accounting principle
---------------------------------------------------

Effective January 1, 1996, Information Resources, a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing income from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and production expenses are recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX believes the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. The initial effect of the change to the point of publication method was reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

cash gain of $131.0 million, or $.30 per share, in the first quarter of 1996. The application of the point of publication method did not have a material effect on operating results for the year ended December 31, 1996.


PROPOSED MERGER

On April 22, 1996, NYNEX and Bell Atlantic announced a proposed Merger, dated April 21, 1996 that provided for the formation of a new company to be named Bell Atlantic Corporation. On July 2, 1996, NYNEX and Bell Atlantic executed an amendment to the agreement effecting a technical change in the transaction structure of the Merger. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed Merger. Each NYNEX shareholder will receive
0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the Merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the Merger under a 1913 District of Columbia "anti-merger" law. At special meetings held in November 1996, the shareholders of both companies voted to approve the Merger. The state regulatory commissions in NYNEX's region have approved or have not sought jurisdiction over the Merger. Effective March 21, 1997, the NYSPSC issued an order approving the Merger, subject to certain conditions, which were accepted by NYNEX and Bell Atlantic on March 31, 1997. On April 24, 1997, the United States Department of Justice announced that its Antitrust Division had closed its investigation of the proposed Merger, having concluded that the Merger does not violate the antitrust laws. NYNEX and Bell Atlantic have filed applications with the FCC seeking approval of the transfer of control of certain FCC licenses and authorizations held by their telephone subsidiaries. The completion of the Merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the Merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. The Merger is expected to qualify as a pooling of interests for accounting purposes. NYNEX expects to be able to complete the Merger in the second quarter of 1997.

It is expected that the new combined company will recognize recurring expense savings of approximately $600 million annually by the third year following the consummation of the Merger as a result of consolidating operating systems and other administrative functions and reducing management positions. Of these savings, $300 million is expected to be achieved in the first twelve months following the consummation of the Merger with an additional $150 million in each of the two succeeding years. Annual capital expenditures for the new combined company should reflect approximately $250 to $300 million of incremental purchasing efficiencies. As a result of the Merger, the merged

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

companies are expected to incur certain transition and integration charges of approximately $500 million in the first twelve months following the consummation of the Merger. An additional $200 to $400 million in charges are anticipated over the two succeeding years.

NYNEX and Bell Atlantic have established a target range for the new company's long-term earnings per share growth, following the completion of the Merger and excluding the transition and integration costs described above, of 10-12%. Information contained above with respect to the expected financial impact of the proposed Merger is forward looking (see Cautionary Statement Concerning Forward Looking Statements).

CABLECOMMS MERGER

Effective April 28, 1997, all of the conditions of the recommended offers for CableComms by CWC had been either satisfied or waived. As a result, NYNEX completed the transfer to CWC (in exchange for 18.5% of the outstanding stock of CWC) of all of its equity interests in CableComms. In connection with this exchange, CWC replaced the financing facilities arranged by NYNEX for the North and the South. This exchange represents the consummation of the transaction that was conditionally agreed to and announced in October 1996.

NYNEX accounted for the transaction as a nonmonetary exchange of similar productive assets, and as a result, no gain or loss was recorded on the exchange. NYNEX accounts for its resulting investment in CWC by the equity method.

RESTRUCTURE OF CAI INVESTMENT

In March 1995, NYNEX and Bell Atlantic collectively invested approximately $100 million in certain securities issued by CAI Wireless Systems, Inc. ("CAI"), a wireless cable television company that utilizes multichannel, multipoint distribution system technology. In April 1997, NYNEX and Bell Atlantic restructured their investments in CAI through amended agreements which provide, among other things, for a current mutual exchange of releases, an agreement to share certain patent and intellectual property rights related to the companies' digital wireless venture, and a renegotiated repurchase option for CAI. As a result of this transaction, NYNEX is presently updating its assessment of the fair value of its investment in CAI and anticipates a charge to earnings in the second quarter of 1997.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows
----------

Operating activities: Net cash provided by operating activities was $412.8 and $655.1 million for the first quarter of 1997 and 1996, respectively, a decrease of $242.3 million. There was a $185.2 million decrease in net income and a $26.2 million decrease in depreciation and amortization. Changes in operating assets and liabilities used $577.4 million of cash flows in the first quarter of 1997, as compared to $437.1 million in the first quarter of 1996. Costs associated with re-engineering activities reserved for in 1993 resulted in cash outlays of $1 million and $20 million in the first quarter of 1997 and 1996, respectively. The large increase in retirement incentive charges in the first quarter of 1997 as compared with the first quarter of 1996 did not materially affect operating cash flows because the cash outflows will be incurred primarily by the NYNEX Pension Plans in future years.

Investing activities: Net cash used in investing activities was $688.3 million and $698.9 million for the first quarter of 1997 and 1996, respectively, a decrease of $10.6 million.

Capital expenditures were $590.8 million in the first quarter of 1997, a decrease of $42.3 million, from the first quarter of 1996. The decrease results primarily from lower expenditures at NYNEX Cablecomms and the telecommunications subsidiaries of approximately $30 million and $15 million, respectively.

Other investing activities: In the first quarter of 1997, net cash used in other investing activities were $49.9 million higher than the first quarter of 1996. Cash inflows resulted from the sale of a 25% interest in Information Resources' international venture in the first quarter of 1997, and from the sale of NYNEX's interest in Vanstar in the first quarter of 1996. Cash outflows resulted primarily from additional investments in PrimeCo and FLAG Limited in 1997, and PrimeCo, Tele-TV Partnerships, FLAG Limited and P.T. Excelcomindo Pratama in 1996.

Financing activities: Net cash provided by financing activities was $282.1 million and $52.0 million for the first quarter of 1997 and 1996, respectively, an increase of $230.1 million. Total debt increased $702.6 million over March 31, 1996 while the debt ratio decreased to 59.8% as of March 31, 1997, compared with 60.1% as of March 31, 1996. Commercial paper levels increased due primarily due to additional borrowings to fund operations. NYNEX Credit Company issued $70 million of medium-term notes in the first quarter of 1997 in order to fund long-term operations. On March 5, 1997, New York Telephone redeemed its $42 million 8.20% Thirty Year Private Placement Notes, due July 1, 2008.

Form 10-Q Part I

                               NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            --------------------------

Issuance of common stock: Prior to November 1, 1996 and in 1995 and 1994, NYNEX issued common stock for employee savings plans, the Dividend Reinvestment and Stock Purchase Plan ("DRISPP") and stock compensation plans. NYNEX issued common stock for employee option plans from November 1995 to October 1996. These issuances increased equity by approximately $87 million in the first quarter of 1997. The noncash issuance of stock, primarily for certain incentive stock compensation plans was $6 million. The dividends for common stock remained unchanged at $.59 per share in the first quarter of 1997.

Minority interest: Financing cash flows in the first quarter of 1997 and 1996 included net funds of ($18.9) and $485.1 million, respectively. The funds provided in 1996 were primarily from the March 1996 monetization of NYNEX's investment in Viacom Series B Cumulative Preferred Stock of $500 million.


Liquidity
---------

At March 31, 1997, NYNEX had $950 million of unissued, unsecured debt and equity securities registered with the SEC. The proceeds from the sale of securities would be used to provide funds to NYNEX and/or NYNEX's nontelephone subsidiaries for their respective general corporate purposes. At March 31, 1997, NYNEX Capital Funding Company ("CFC") had $637 million of unissued medium-term debt securities registered with the SEC and a $1 billion Euro medium-term note programme under which no notes have yet been issued. When issued, these securities will be guaranteed by NYNEX. The proceeds from the sale of these securities may be used to provide financing for NYNEX and the nontelephone subsidiaries. At March 31, 1997, New England Telephone and New York Telephone had $500 and $250 million, respectively, of unissued, unsecured debt securities registered with the SEC.

In April 1997, an independent bond rating agency raised the ratings of the short and long-term debt securities of NYNEX (including NYNEX Credit Company and CFC), New York Telephone and New England Telephone and removed all except Credit Company from credit watch positive where they were placed following the announcement of the definitive merger agreement between NYNEX and Bell Atlantic in 1996. Management believes that the bond ratings are indicative of strong credit support for timely principal and interest payments in the foreseeable future.

At December 31, 1996, $1.8 billion of outstanding commercial paper was classified as Long-term debt as a result of management's intent to refinance these borrowings on a long-term basis using an unsecured credit facility. As of March 31, 1997, NYNEX no longer has the intent to refinance this commercial paper on a long-term basis and as a result short-term debt increased to $2.7 billion, and long-term debt decreased to $7.6 billion, compared to $327.9 million and $9.3 billion, respectively, at December 31, 1996.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

Management believes that NYNEX has adequate internal and external resources available to finance ongoing operating requirements, business development, network expansion, and new investments for the foreseeable future. While current liabilities exceeded current assets at March 31, 1997, management believes ongoing cash flow requirements will continue to be primarily provided by operations on remaining requirements provided by readily available external financing.


REGULATORY ENVIRONMENT

Telecommunications Act of 1996
------------------------------

On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. NYNEX is unable to assess fully the potential impact of these new rules until the FCC releases the full text of its access reform and price cap orders later in May. Based on the information currently available, however, NYNEX does not believe that these proceedings will result in a material adverse impact on results of operations or financial condition.

Access Charges

Access charges are the rates long distance carriers pay for use and availability of the telephone subsidiaries' facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the telephone subsidiaries to recover their costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the telephone subsidiaries which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from interexchange carriers through usage based rates. In addition, the FCC will require establishment of separate usage based charges for originating and for terminating interstate interLATA traffic.

A portion of the telephone subsidiaries' interstate costs are also recovered through flat monthly charges to subscribers ("subscriber line charges"). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged, but such charges for additional residential lines and multi-line businesses will rise.

The restructuring of access charges in January 1998 is expected to be revenue neutral to NYNEX's telephone subsidiaries.

The FCC is expected to adopt an order later this year that would address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. NYNEX is unable to predict the results of this further proceeding.

Price Caps

The FCC also adopted modifications to its price cap rules that will affect access rate levels. Under the current price cap rules effective through June 30, 1997, NYNEX's price cap index is adjusted by an inflation index (GDP-PI) less a fixed percentage, either 4.0%, 4.7% or 5.3% as NYNEX may elect, which is intended to reflect increases in productivity ("Productivity Factor"). For the current period ending June 30, 1997, NYNEX has chosen the 5.3% Productivity Factor.

The FCC has adopted new rules, effective July 1, 1997, that will create a single Productivity Factor for all price cap companies of 6.5%, with no requirements to share a portion of future interstate earnings, and will set rates as if the higher factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the telephone subsidiaries' networks to provide equal access to facilities for all long distance carriers.

Universal Service

The FCC also adopted rules designed to preserve "universal service" by ensuring that local exchange service remains reasonably available to all residential customers, including low-income customers and customers in areas that are expensive to serve. The FCC will maintain existing levels of universal service support for such high cost areas pending completion of further FCC proceedings. By the end of 1997, the FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine whether to increase the size of this federal universal service fund for high cost areas, and how to assess the appropriate level of federal financial support required to continue to ensure affordable local telephone service. Any new high cost universal service support mechanism will become effective January 1, 1999.

The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require each carrier to contribute approximately 1 to 2% of its revenues. NYNEX, however, will be permitted to recover its universal service contributions through higher interstate charges to long distance carriers and end users.

Other

The Massachusetts Department of Public Utilities ("MDPU") and the New Hampshire Public Utilities Commission ("NHPUC") have opened investigations into NYNEX's plans for obtaining FCC approval under Section 271 to provide in-region long distance services in Massachusetts and New Hampshire, respectively.

In May 1997, NYNEX submitted to the Maine Public Utilities Commission ("MPUC") for its approval a proposed Statement of Terms and Conditions for interconnection pursuant to Section 271. Also pending is the MPUC's investigation of NYNEX's ability to satisfy the competitive checklist requirements under Section 271 in order to obtain FCC approval to provide in-region long distance services in Maine.

NYNEX has submitted to the NYSPSC for its approval a proposed Statement of Terms and Conditions for interconnection pursuant to Section 271. NYNEX has also submitted to the NYSPSC for its review a draft of NYNEX's Section 271 application to the FCC. These matters are pending before the NYSPSC. NYNEX expects to file its Section 271 application with the FCC later this year. Under
Section 271, the FCC must approve or deny the application within 90 days of filing.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------
State Regulatory
----------------

New York

The NYSPSC has opened a general proceeding to review the level of intrastate access rates in New York. Hearings are scheduled in June.

In May 1997, New York Telephone filed a tariff in compliance with the NYSPSC's order setting rates for an initial group of unbundled network elements. One party has petitioned for reconsideration of the order, and other parties have been granted additional time to file such petitions.

Evidentiary hearings were held in April concerning costs and rates for a second group of unbundled network elements (including operator services) and related "cost onsets". These hearings addressed, among other issues, recovery of the expenditures that have been made and that continue to be made by New York Telephone to provide its competitors with electronic access to its operations support systems. A decision is expected sometime this summer.

Rhode Island

In March 1997, the Rhode Island Public Utilities Commission ("RIPUC") approved a stipulation signed by New England Telephone, AT&T Corp. and the RIPUC staff to implement ILP on August 1, 1997. The stipulation was based on an ILP plan submitted by New England Telephone in New Hampshire and subsequently modified by the NHPUC in orders issued in 1996 and 1997.

Maine

In its rulemaking on intrastate access charges, the MPUC is considering an interim rate reduction, pending the completion of the FCC's access reform proceeding. New England Telephone has commented that any such reduction should be achieved in a revenue-neutral manner.

The MPUC has opened a proceeding to examine the manner in which New England Telephone proposes to offer ILP. The MPUC has indicated that it expects ILP to be implemented in the third quarter of 1997.

In April 1997, the MPUC awarded New England Telephone approximately $3 million in additional annual revenues from basic exchange rates to compensate for the loss of toll revenues occasioned by the MPUC's 1995 implementation of expanded, toll-free local calling areas. The MPUC also permitted New England Telephone to impose a temporary surcharge on basic exchange rates to recover approximately
$6 million in lost toll revenues retroactively to March 1995. The Maine Office of Public Advocate has filed for reconsideration of the surcharge, claiming that retroactive recovery constitutes impermissible retroactive ratemaking. A decision by the MPUC on this issue is expected in May.

Form 10-Q Part I
                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

Massachusetts

The MDPU is conducting a proceeding to examine the manner in which New England Telephone proposes to offer ILP and is expected to issue its decision in May.


Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

Information contained above with respect to the expected financial impact of the proposed merger and other statements regarding expected future events and financial results is forward-looking, based on Management's estimates and assumptions and subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect the future results of NYNEX and cause those results to differ materially from those expressed in the forward looking statements: (i) materially adverse changes in economic conditions in the markets served by NYNEX, (ii) a significant delay in the expected closing of the Merger, (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service, (iv) the timing of presubscription for toll services, (v) future state regulatory actions and economic conditions in NYNEX's operating areas, (vi) the extent, timing and success of competition from others in the local telephone and toll service markets, and (vii) the timing of entry and profitability of NYNEX in the long distance market.

Form 10-Q Part II
                                NYNEX CORPORATION
                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 5.   Other Information
------    -----------------
          State Regulatory Matters
          ------------------------

          New Hampshire
          -------------

          In April 1997, the New Hampshire Public Utilities Commission ("NHPUC") granted New England Telephone and Telegraph Company's ("New England Telephone") request to increase the initial-period payphone coin rate from 10 cents to 25 cents. The NHPUC required that, in order to satisfy certain Federal Communications Commission ("FCC") requirements as to the elimination of payphone subsidies, New England Telephone must implement a corresponding decrease in local exchange and exchange access service rates. New England Telephone had proposed to meet the FCC requirements through a decrease in toll rates. The estimated annual revenue effect of the filing is a reduction of approximately $3.6 million in exchange and exchange access revenues, offset by the estimated annual revenue effect of the local coin increase.

          Vermont
          -------

          In April 1997, the Vermont Public Service Board ("VPSB") conducted hearings on New England Telephone's request to increase the initial-period payphone coin rate from 10 cents to 25 cents, and to make additional adjustments to the overtime period and applicable rate. The VPSB conducted hearings and will be issuing an order on New England Telephone's proposed rate request and proposal to apply an offset for the increase in payphone revenues against forgone rate increases to basic service resulting from the implementation of expanded local calling areas in a separate docket. The estimated annual revenue effect of the offset is a reduction of approximately $1.9 million in exchange and exchange access revenues, offset by the estimated annual revenue effect of the local coin increase.


ITEM 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)  Exhibits.
               ---------

         Exhibit
         -------
         Number
         ------

         (12)  Computation of Ratio of Earnings to Fixed Charges

         (27)  Financial Data Schedule

         (b)   Reports on Form 8-K.
               --------------------

               No report on Form 8-K was filed by the registrant during the quarter for which this report is filed.

Form 10-Q

                                NYNEX CORPORATION










                                   SIGNATURES
                                   ----------




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              NYNEX CORPORATION




                                               /s/ M. Meskin
                                               --------------------------------
                                               M. Meskin
                                               Vice President and Comptroller












May 12, 1997