Form 10-Q
period 1997-06-30
NYNEX CORP
filed 1997-08-06
CIK 732714

Form 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)
---
 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                 OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997


                                       OR

---             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
---             For the transition period from _______ to _______


                          Commission File Number 1-8608



                                NYNEX CORPORATION


              Incorporated under the laws of the State of Delaware

                I.R.S. Employer Identification Number 13-3180909

              1095 Avenue of the Americas, New York, New York 10036

                         Telephone Number (212) 395-2121





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___.

At July 31, 1997, 441,108,010 common shares were outstanding.

Form 10-Q Part I

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

                                NYNEX CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             -------------------------------------------------------
               (In millions, except per share amounts) (Unaudited)


                                                                   Three Months                        Six Months
For the Period Ending June 30,                                1997              1996             1997              1996
-------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Local services                                           $1,788.3          $1,674.2         $3,416.1          $3,343.2
   Long distance                                               232.3             263.6            466.4             538.1
   Network access                                              944.3             915.7          1,886.0           1,779.4
   Other                                                       548.7             592.3          1,046.6           1,039.1
                                                            --------         ---------         --------          --------
     Total operating revenues                                3,513.6           3,445.8          6,815.1           6,699.8
                                                            --------         ---------         --------          --------

OPERATING EXPENSES
   Maintenance and support                                     902.8             814.3          1,707.0           1,622.2
   Depreciation and amortization                               582.6             639.8          1,196.7           1,280.1
   Marketing and customer services                             437.8             396.7            843.9             787.2
   Taxes other than income                                     226.4             227.2            461.5             441.3
   Selling, general and administrative                         382.5             458.0          1,026.0           1,060.7
   Other                                                       205.7             205.1            381.6             366.1
                                                            --------         ---------         --------          --------
     Total operating expenses                                2,737.8           2,741.1          5,616.7           5,557.6
                                                            --------         ---------         --------          --------

Operating income                                               775.8             704.7          1,198.4           1,142.2

Other income(expense) - net                                    (24.7)            (28.7)           (51.5)            (39.8)
Interest expense                                               167.1             156.4            369.6             321.5
Income(loss) from long-term investments                         23.4              49.5             64.3             118.5
                                                            --------         ---------         --------          --------

Earnings before income taxes and cumulative
 effect of change in accounting principle                      607.4             569.1            841.6             899.4

Income taxes
   Federal                                                     192.8             179.4            261.3             274.1
   State, local and other                                       34.1              31.7             40.2              53.5
                                                            --------         ---------         --------          --------
     Total income taxes                                        226.9             211.1            301.5             327.6
                                                            --------         ---------         --------          --------

Earnings before cumulative effect
 of change in accounting principle                             380.5             358.0            540.1             571.8

Cumulative effect of change in accounting for
 directory publishing income, net
 of taxes (Note(b))                                            --                --               --                131.0
                                                            --------         ---------         --------          --------

NET INCOME                                                  $  380.5         $   358.0         $  540.1          $  702.8
                                                            ========         =========         ========          ========

Earnings per share before cumulative
effect of change in accounting principle                    $    .86         $     .82         $   1.23          $   1.31

Cumulative effect, per share, of change
 in accounting principle                                       --                --                --                 .30
                                                            --------         ---------         --------          --------

Earnings per share                                          $    .86         $     .82         $   1.23          $   1.61
                                                            --------         ---------         --------          --------

Weighted average number of shares
  outstanding                                                  440.5             437.4            440.2             435.5
                                                            --------         ---------         --------          --------

Dividends declared per share                                $    .59         $     .59         $   1.18          $   1.18
                                                            --------         ---------         --------          --------

Retained earnings
   Beginning of period                                      $  428.4          $   71.8         $  610.8           $  --
     Net income                                                380.5             358.0            540.1             702.8
     Dividends declared                                       (260.2)           (258.5)          (520.0)           (515.6)
     Other                                                     (62.8)             24.3           (145.0)              8.4
                                                            --------          --------         --------          --------
   End of period                                            $  485.9          $  195.6         $  485.9          $  195.6
                                                            ========          ========         ========          ========

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I


                                NYNEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (In millions) (Unaudited)

                                                                                June 30,            December 31,
                                                                                 1997                    1996
----------------------------------------------------------------------------------------------------------------
ASSETS
------
Current assets:
   Cash and temporary cash investments                                         $    62.5               $    81.6
   Receivables (net of allowance of $250.0
     and $241.5, respectively)                                                   2,988.6                 3,009.4
   Inventories                                                                     290.8                   243.7
   Prepaid expenses                                                                312.5                   294.7
  Deferred charges and other current assets                                        339.5                   326.7
                                                                               ---------               ---------
     Total current assets                                                        3,993.9                 3,956.1
                                                                               ---------               ---------
Property, plant and equipment - at cost                                         36,117.2                37,317.3
  Less: accumulated depreciation                                               (20,281.7)              (19,642.3)
                                                                               ---------               ---------
                                                                                15,835.5                17,675.0
                                                                               ---------               ---------

Long-term investments                                                            4,785.5                 3,880.3
Deferred charges and other assets                                                2,180.3                 2,147.7
                                                                               ---------               ---------
           Total Assets                                                        $26,795.2               $27,659.1
                                                                               =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                            $ 2,354.8               $ 3,017.6
   Short-term debt                                                               3,131.3                   327.9
   Other current liabilities                                                       479.4                   508.6
                                                                               ---------               ---------
     Total current liabilities                                                   5,965.5                 3,854.1
                                                                               ---------               ---------
Long-term debt                                                                   7,386.0                 9,325.8
Deferred income taxes                                                            1,381.7                 1,460.5
Unamortized investment tax credits                                                 153.7                   165.8
Other long-term liabilities and deferred credits                                 4,336.1                 3,973.8

Minority interest, including a portion subject to
redemption requirements (Note (d))                                                 631.9                 1,819.8

Commitments and contingencies (Notes (c), (f) and (g))
Stockholders' equity:
   Preferred stock - $1 par value                                                   --                      --
          shares authorized: 70,000,000
          shares issued: None
   Preferred stock - Series A Junior Participating                                  --                      --
     - $1 par value
          shares authorized: 5,000,000
          shares issued: None
   Common stock - $1 par value                                                     455.6                   455.0
          shares authorized: 750,000,000
          shares issued:
             at June 30, 1997 - 455,634,531
             at December 31, 1996 - 454,952,817
   Additional paid-in capital                                                    6,876.5                 6,913.4
   Retained earnings                                                               485.9                   610.8
   Treasury stock (14,604,681 and 14,890,848 shares,
    respectively, at cost)                                                        (567.3)                 (597.2)
   Deferred compensation - LESOP Trust                                            (310.4)                 (322.7)
                                                                               ---------               ---------
    Total stockholders' equity                                                   6,940.3                 7,059.3
                                                                               ---------               ---------
    Total Liabilities and Stockholders' Equity                                 $26,795.2               $27,659.1
                                                                               =========               =========


          See accompanying notes to consolidated financial statements.

Form 10-Q Part I
                                NYNEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (In millions) (Unaudited)

For the Six Months Ended June 30,                                                   1997                1996
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $  540.1            $  702.8
                                                                                    --------            --------
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                   1,196.7             1,280.1
     Amortization of unearned lease income-net                                         (52.4)              (47.2)
     Deferred income taxes - net                                                        (8.8)              (44.8)
     Deferred tax credits - net                                                        (27.2)              (19.7)
     Changes in operating assets and liabilities:
       Receivables                                                                     (41.5)             (324.5)
       Inventories                                                                     (47.2)              (12.3)
       Prepaid expenses                                                                (23.0)               20.1
       Deferred charges and other current assets                                       (18.0)               74.5
       Accounts payable                                                               (465.3)             (305.3)
       Other current liabilities                                                       (21.0)             (153.2)
     Other-net                                                                         182.6                28.6
                                                                                    --------            --------
       Total adjustments                                                               674.9               496.3
                                                                                    --------            --------
Net cash provided by operating activities                                            1,215.0             1,199.1
                                                                                    --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                (1,249.5)           (1,168.3)
Investment in leased assets                                                            (83.1)              (91.6)
Cash received from leasing activities                                                   47.0                44.7
Other investing activities-net                                                        (277.5)             (157.6)
                                                                                    --------           ---------
Net cash used in investing activities                                               (1,563.1)           (1,372.8)
                                                                                    --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of commercial paper and short-term debt                                    17,099.5            11,278.8
Repayment of commercial paper and short-term debt                                  (16,068.1)          (11,249.6)
Issuance of long-term debt                                                             149.7                49.9
Repayment of long-term debt and capital leases                                        (304.0)             (127.5)
Issuance of common stock                                                               203.5               190.9
Purchase of treasury stock                                                            (232.0)                -
Dividends paid                                                                        (519.5)             (458.2)
Minority interest                                                                       (0.1)              471.2
                                                                                     -------            --------
Net cash provided by financing activities                                              329.0               155.5
                                                                                    --------            --------

Net decrease in Cash and temporary
   cash investments                                                                    (19.1)              (18.2)
Cash and temporary cash investments at
   beginning of period                                                                  81.6                93.2
                                                                                    --------            --------
Cash and temporary cash investments at
   end of period                                                                    $   62.5            $   75.0
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

(a)  ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of NYNEX Corporation ("NYNEX") and its subsidiaries. Investments in entities in which NYNEX does not have control, but has the ability to exercise significant influence over operations and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method.

The consolidated financial statements have been prepared by NYNEX pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the uncertainty inherent in making estimates, actual results could differ from those estimates. Certain information in the consolidated financial statements for 1996 has been reclassified to conform to the current period's presentation. The results for interim periods are not necessarily indicative of the results for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the NYNEX 1996 Annual Report on Form 10-K and the current year's previously issued Quarterly Report on Form 10-Q.

Financial Instruments

NYNEX manages certain portions of its exposure to foreign currency and interest rate fluctuations through a variety of strategies and instruments. Each instrument is accounted for by either the fair value method or the accrual method. Following is a description of each method.

Fair Value Method

Under the fair value method, the instruments are carried on the balance sheet at fair value with changes in that value recognized in earnings or Stockholders' equity. Generally, foreign currency derivatives and forwards are valued relative to the period ending spot rate. Basis swaps are valued relative to the value of replicating the position at the end of each period. The fair values of these instruments are reflected in Deferred Charges and other current assets, Deferred Charges and other assets, and Other long-term liabilities and deferred credits. Gains and losses applicable to these derivatives (including gains and losses upon termination of the instruments) are recorded to Other income (expense) - net currently, with the exception of amounts related to foreign currency derivatives that have been identified as a

Form 10-Q Part I

                               NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

hedge of a net investment in a foreign subsidiary or of a net investment in a foreign entity accounted for under the equity method, which are recorded as adjustments to Stockholders' equity. Cumulative gains and losses recorded as adjustments to Stockholders' equity are reflected in income upon sale or substantial liquidation of the designated investment. The interest elements of these foreign currency derivatives are recognized in Interest expense ratably over the lives of the contracts under the effective yield method.

Accrual Method

Under the accrual method, each net payment/receipt due or owed under the instrument is recognized in earnings during the period to which the payment/receipt relates; there is no recognition on the balance sheet for changes in the instrument's fair value. Interest rate swaps and related interest rate derivatives (swaptions, caps, floors) identified as hedges are accounted for under the accrual method. A related instrument or a combination of related instruments qualifies as a hedge if it effectively modifies/hedges the interest rate characteristics of the underlying fixed or variable interest rate debt, having matching notional amounts and maturities. If an instrument or combination of instruments did not qualify as a hedge, the instrument or combination of instruments would be accounted for by the fair value method. Interest rate swap receipts or payments are reflected in Receivables or Other current liabilities and recognized as adjustments to Interest expense as incurred. Swap termination payments and fees or premiums applicable to swaptions (if exercised) and caps are recognized as adjustments to Interest expense over the lives of the agreements. If the designated underlying item either matures or is sold, extinguished or terminated, the related derivative would no longer qualify for accrual method accounting, and would be accounted for by the fair value method.


(b)  CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1996, NYNEX Information Resources Company ("Information Resources"), a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing income from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and production expenses are recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX believes the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. The initial effect of the change to the point of publication method was reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $131.0 million, or $.30 per share, in the first quarter of 1996. The application of the point of publication method did not have a material effect on the operating results for the year ended December 31, 1996.

Form 10-Q Part I

                               NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

(c)  FINANCIAL COMMITMENTS AND GUARANTEES

As of December 31, 1996, New York Telephone Company ("New York Telephone"), a wholly-owned subsidiary of NYNEX, had deferred $68 million of revenues under the plan approved by the New York State Public Service Commission ("NYSPSC") in 1995 associated with commitments for fair competition, universal service, service quality and infrastructure improvements (the "Incentive Plan"), and $27 million for a 1994 service improvement plan obligation. The deferred revenues will be recognized as commitments are met or obligations are satisfied under the plans. If New York Telephone is unable to meet certain commitments, the NYSPSC has the authority to require New York Telephone to rebate the deferred revenues to customers. In the second quarter of 1997, $5 million of the deferred revenues was recognized in connection with Incentive Plan commitments that were met and $63 million of the deferred revenues remained deferred. In February 1997, the NYSPSC determined that New York Telephone had not met all of the targets established in the 1994 service improvement plan and directed New York Telephone to rebate to customers $12 million, plus related interest of $5 million, of the $27 million set aside revenues. In the first quarter of 1997, the remaining $10 million of the deferred revenues was recognized.

The Incentive Plan establishes service quality targets with stringent rebate provisions if New York Telephone is unable to meet some or all of the targets. New York Telephone accrued $62 million of revenues based on service performance results for Plan Year 1, $16 million of which had been rebated to customers in 1996, and $46 million of which remained accrued at December 31, 1996. During the first quarter of 1997, an additional $10 million in rebates was ordered and accrued as a result of the NYSPSC's denial of New York Telephone's claim of miscalculation of certain service performance data, and $45 million was rebated to customers. As of June 30, 1997, $11 million of the revenues remained accrued.

(d)  CABLECOMMS MERGER

Effective April 28, 1997, all of the conditions of the recommended offers for NYNEX CableComms ("CableComms") by Cable & Wireless Communications PLC ("CWC") had effectively been satisfied. As a result, NYNEX completed the transfer to CWC (in exchange for 18.5% of the outstanding stock of CWC) of all of its equity interests in CableComms. In connection with this exchange, CWC replaced the financing facilities arranged by NYNEX for the North and the South. This exchange represents the consummation of the transaction that was conditionally agreed to and announced in October 1996.

NYNEX accounted for the transaction as a nonmonetary exchange of similar productive assets, and as a result, no gain or loss was recorded on the exchange. Prior to the transfer to CWC, NYNEX included the accounts of CableComms in its consolidated financial statements. NYNEX accounts for its resulting investment in CWC by the equity method.

Form 10-Q Part I

                               NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

 (e)  SUPPLEMENTAL CASH FLOW INFORMATION

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                        For the Six Months Ended
                                                                  June 30,
(In millions)                                               1997           1996
                                                            ----           ----

Income tax payments - net                               $  179.0        $  298.8
Interest payments*                                      $  352.4        $  336.4

Non-cash transactions:
Common Stock issued for Dividend Reinvestment
   and Stock Purchase Plan and stock compensation
   plans                                                $    5.7        $   59.3
Commercial paper borrowings classified as
   Long-term debt#                                            --        $1,967.7

*Amounts shown are net of capitalized interest of $16.6 million and $17.8 million, in 1997 and 1996, respectively.

#As of March 31, 1997, NYNEX no longer has the intent to refinance commercial paper borrowings on a long-term basis.

 (f)  REVENUES SUBJECT TO POSSIBLE REFUND

Several state and federal regulatory matters may possibly require New York Telephone and New England Telephone and Telegraph Company ("New England Telephone") (collectively, the "telephone subsidiaries") to refund a portion of the revenues collected in the current and prior periods. As of December 31, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $319.0 million, plus related interest. In the first quarter of 1997, the NYSPSC approved a settlement agreement with respect to affiliate transaction issues resulting from New York Telephone's 1990 intrastate rate case. Pursuant to that agreement New York Telephone will refund $89 million (including interest) to customers. (New York Telephone accrued charges for the refund in 1995 and 1996). The settlement resolved all pending issues related to affiliate transactions. As of June 30, 1997, the aggregate amount of revenues estimated to be subject to possible refund was approximately $91 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

Form 10-Q Part I

                               NYNEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

(g)  LITIGATION AND OTHER CONTINGENCIES

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


(h)  PROPOSED MERGER

NYNEX and Bell Atlantic Corporation ("Bell Atlantic") announced a proposed merger of equals under a definitive merger agreement (the "Merger"), entered into on April 21, 1996 and amended on July 2, 1996. Under the terms of the amended agreement, NYNEX will become a subsidiary of Bell Atlantic. NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the Merger.

The Merger is expected to qualify as a "pooling of interests," which means that, for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. At special meetings held in November 1996, stockholders of both companies approved the Merger. The completion of the Merger is subject to the Federal Communications Commission's ("FCC") approval, which is expected to be received shortly.

After the closing of the Merger, Bell Atlantic will file, as part of a Current Report on Form 8-K, unaudited pro forma combined condensed financial statements which give effect to the Merger using the pooling-of-interests method of accounting.

Form 10-Q Part I

                               NYNEX CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


RESULTS OF OPERATIONS

Net income
----------

Net income for the three months and six months ended June 30, 1997 was $380.5 million, or $.86 per share, and $540.1 million, or $1.23 per share, respectively. Net income for the three months and six months ended June 30, 1996 was $358.0 million, or $.82 per share, and $702.8 million, or $1.61 per share, respectively.

Net income for the second quarter of 1997 includes an after-tax charge of $30.3 million for retirement incentives, and after-tax charges of $20.5 million for costs associated with the restructuring of NYNEX's CAI Wireless investment and severance charges related to the video entertainment and information services business. Net income for the second quarter of 1996 included an after-tax charge of $30.1 million for retirement incentives.

Excluding the above items, net income for the second quarter of 1997 would have been $431.3 million, or $.98 per share, an improvement of $43.2 million, or 11.1%, over adjusted net income for the second quarter of 1996.

SECOND QUARTER OF 1997 AS COMPARED TO SECOND QUARTER 1996

Operating revenues
------------------

Operating revenues for the second quarter of 1997 were $3.5 billion, an increase of $67.8 million, or 2.0%, over the second quarter of 1996.

Revenues from New York Telephone, New England Telephone and Telesector Resources Group, Inc. ("Telesector Resources") (collectively, the "telecommunications group") improved by 2.3% to $3.1 billion. Revenues from NYNEX's other subsidiaries (the "nontelephone subsidiaries") decreased 0.2% to $411.7 million.

The operating revenue improvement of $67.8 million, or 2.0%, includes the following categories:

Local service revenues increased $114.1 million, or 6.8%. The $114.1 million increase results primarily from the net of (i) a $74 million increase resulting primarily from increased demand, driven by growth in access lines and sales of calling features and Optional Calling Plans ("OCPs"), which were recorded in Long distance revenues in the first six months of 1996 (see Long distance revenues), a $50 million increase resulting from rebates issued in 1996 under the 1994 service improvement plan and (ii) $10 million in rate reductions primarily in New York and Massachusetts. Certain decreases, primarily due to customer selection of competing carriers as a result of intraLATA presubscription ("ILP"), are being partially offset by increases in network access revenues, the effects of which are expected to continue.

Form 10-Q Part I

                               NYNEX CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Long distance revenues decreased $31.3 million, or 11.9%. The $31.3 million decrease results primarily from an $18 million decrease attributable to revenues earned from OCPs which were recorded in Long distance revenues in the first six months of 1996 and are currently recorded in Local service revenues and a $13 million decrease primarily due to decreased demand. Certain decreases, primarily due to ILP, are being partially offset by increases in Network access revenues.

Network access revenues improved $28.6 million, or 3.1%. The $28.6 million improvement results primarily from the net of (i) a $74 million increase primarily due to increased demand, including the previously mentioned shift from local and long distance revenues, and (ii) a $34 million reduction in interstate rates and an $11 million reduction in intrastate rates.

Other revenues decreased $43.6 million, or 7.4%. At the telecommunications group, the $42.9 million decrease in other revenues results primarily from the net of (i) a $7 million increase in revenues from increased demand for voice messaging services and other enhanced customer services, a $5 million increase attributable to the recognition of previously deferred revenues in connection with commitments met under the Incentive Plan, a $4 million increase in the reduction of revenues for service rebate obligations under the Incentive Plan resulting from significantly improved service and (ii)a $50 million decrease resulting from the reclassification in 1996 of the reduction of revenues for service rebate obligations under the 1994 service improvement plan, from Other revenues to Local service revenues (see Local service revenues), and a $4 million reduction in billing and collection revenues. At the nontelephone subsidiaries revenues decreased to $411.7 million, a $0.7 million decrease over the same period of 1996.

Operating expenses
------------------

Operating expenses for the second quarter of 1997 were $2.7 billion, a decrease of $3.3 million, or 0.1%, from the second quarter of 1996.

Included in operating expenses for the second quarter of 1997 were $47.4 million of charges for retirement incentives (see Retirement Incentives) and $8.5 million of severance charges related to the video entertainment and information services business. Included in operating expenses for the second quarter of 1996 were charges of $47.2 million for retirement incentives.

Excluding the items discussed above, operating expenses would have decreased $12.0 million, or 0.4%, over adjusted operating expenses for the second quarter of 1996. Telecommunications group operating expenses would have increased $26.6 million, or 1.1% and the nontelephone subsidiaries' operating expenses would have decreased $38.6 million, or 12.0%.

Form 10-Q Part I

                               NYNEX CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

At the telecommunications group, the $26.6 million adjusted increase results primarily from the net of (i) a $91 million increase in non-employee costs primarily due to an increase in contracted services needed to continue improving service and costs resulting from the Telecommunications Act of 1996 ("the Act"), including costs of implementing the competitive checklist provisions, the effects of which are expected to continue (see Regulatory Environment). Offsetting these increases are decreases in depreciation and employee related costs. Depreciation decreased $46 million primarily due to revised estimates of future net salvage value and remaining useful lives during 1996, and technical updates to depreciation rates and reserve balances in 1997 offset by growth in depreciable plant investment. Employee related costs decreased $18 million primarily due to a reduction in benefit costs, overtime and an increase in capitalized costs that are partially offset by additional labor cost attributable to increased force needed to continue improving quality and wage rate increases.

At the nontelephone subsidiaries, the $38.6 million adjusted decrease results primarily from a $41 million decrease due to the deconsolidation of CableComms as a result of the merger with CWC (see CableComms Merger).

Operating income
----------------

Operating income for the second quarter of 1997 was $775.8 million, an improvement of $71.1 million, or 10.1% over the second quarter of 1996.

Operating income, after adjusting for the items discussed above in Operating revenues and Operating expenses, would have been $831.7 million, an improvement of $79.8 million, or 10.6%, over adjusted operating income for the second quarter of 1996. Operating margin for the second quarter of 1997 increased by 1.9% to 23.7% adjusted.

Other income (expense) - net
----------------------------

Other income (expense) - net for the second quarter of 1997 improved $4.0 million, or 13.9%, over the second quarter of 1996. The $4.0 million improvement results primarily from the net of (i) an $11 million gain on the sale of property in Boston, a $4 million decrease in minority interest expense primarily as a result of the deconsolidation of CableComms (see CableComms Merger), and
(ii) a $6 million decrease in income due to unfavorable "mark to market" valuation adjustments, and a $5 million increase in certain merger-related costs.

Interest expense
----------------

Interest expense for the second quarter of 1997 increased $10.7 million, or 6.8%, over the second quarter of 1996. This increase was primarily due to higher average debt balances and lower capitalized interest, partially offset by lower rates and lower noncapital interest.

Form 10-Q Part I

                               NYNEX CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Income (loss) from long-term investments
----------------------------------------

Income (loss) from long-term investments for the second quarter of 1997 decreased $26.1 million from the second quarter of 1996. Income (loss) from long-term investments for the second quarter of 1997 included charges of $15.0 million associated with the restructuring of the CAI Wireless investment (see Restructure of CAI Investment). Excluding this charge, adjusted Income (loss) from long-term investments would have decreased $11.1 million. The $11.1 million decrease results primarily from the net of (i) equity income from the BANM cellular partnership and gains on the investments in the Tele-TV Partnerships, and (ii) losses from PrimeCo Personal Communications, L.P. ("PrimeCo").

Income taxes
------------

Income taxes for the second quarter of 1997 increased $15.8 million, or 7.5%, over the second quarter of 1996 primarily attributable to an increase in pretax income.

FIRST SIX MONTHS OF 1997 AS COMPARED TO FIRST SIX MONTHS OF 1996

Operating revenues
------------------

Operating revenues for the six months ended June 30, 1997 were $6.8 billion, an increase of $115.3 million, or 1.7%, over the same period last year.

Included in operating revenues for the first six months of 1997 was an $83 million reduction for refunds to customers in connection with the resolution of various regulatory contingencies which were recorded in Other operating expenses in prior periods (see Operating expenses). Included in the operating revenues for the same period of 1996 were charges of $55 million related to customer claims and a $14 million refund ordered by the NYSPSC pertaining to intrastate gross receipts tax collected by New York Telephone on behalf of interexchange carriers

Excluding the items discussed above, operating revenues would have improved $129.3 million, or 1.9%, over adjusted operating revenues for the first six months of 1996. Revenues from the telecommunications group would have improved by 1.9% to $6.2 billion. Revenues from the nontelephone subsidiaries improved 2.4% to $738.7 million.

The adjusted operating revenue improvement of $129.3 million, or 1.9%, includes the following categories:

Local service revenues improved $141.9 million, or 4.2%. The $141.9 million improvement results primarily from the net of (i) a $135 million increase resulting primarily from increased demand, driven by growth in access lines and sales of calling features and OCPs, which were recorded in Long distance revenues in the first six months of 1996 (see Long distance revenues), a

Form 10-Q Part I

                               NYNEX CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

$50 million increase resulting from rebates issued in 1996 under the 1994 service improvement plan and (ii) $21 million in rate reductions primarily in New York and Massachusetts, a $12 million reduction for rebates under the 1994 service improvement plan and a $10 million reduction for service rebates issued under the Incentive Plan. Certain decreases, primarily due to customer selection of competing carriers as a result of ILP are being partially offset by increases in network access revenues, the effects of which are expected to continue.

Long distance revenues decreased $71.7 million, or 13.3%. The $71.7 million decrease results from a $41 million decrease attributable to revenues earned from OCPs which were recorded in Long distance revenues in the first six months of 1996 and are currently recorded in Local service revenues and a $31 million decrease primarily due to decreased demand. Certain decreases, primarily due to ILP, are being partially offset by increases in network access revenues.

Network access revenues improved $51.6 million, or 2.8%. The $51.6 million improvement results primarily from the net of (i) a $127 million increase primarily due to increased demand, including the previously mentioned shift from Local and Long distance revenues, and (ii) a $58 million reduction in interstate rates and a $17 million reduction in intrastate rates.

Other revenues improved $7.5 million, or 0.7%. At the telecommunications group, the $9.9 million decrease in other revenues results primarily from the net of
(i) a $27 million increase resulting from the reversal of the reduction of Other revenues recorded in a prior period for service rebate obligations under the 1994 service improvement plan (see Local revenues), a $21 million increase attributable to a decrease in the reduction of revenues for service rebate obligations under the Incentive Plan resulting from significantly improved service, a $17 million increase in revenues from increased demand for voice messaging services and other enhanced customer services, a $5 million increase attributable to the recognition of previously deferred revenues in connection with commitments met under the Incentive Plan and (ii) a $50 million decrease resulting from the reclassification in 1996 of the reduction of revenues, for service rebate obligations under the 1994 service improvement plan, from Other revenues to Local service revenues (see Local service revenues), a $20 million decrease attributable to the recognition in 1996 of previously deferred revenues in connection with ILP commitments that were met, and a $7 million reduction in billing and collection revenues. At the nontelephone subsidiaries, the $17.4 million improvement in other revenues results primarily from an $22.4 million increase in publishing revenues primarily resulting from growth in traditional publishing markets.

Form 10-Q Part I

                               NYNEX CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Operating expenses
------------------

Operating expenses for the first six months of 1997 were $5.6 billion, an increase of $59.1 million, or 1.1%, over the first six months of 1996.

Included in operating expenses for the first six months of 1997 were charges of $434.2 million for retirement incentives (see Retirement Incentives), a net $102.1 million decrease in expenses resulting primarily from the resolution of various regulatory contingencies ($83 million of which is currently reflected as a reduction of revenues (see Operating Revenues), and $4 million of which is currently reflected as interest expense (see Interest expense)), the reclassification of charges accrued in a prior period for tax issues to Interest expense (see Interest expense) and $8.5 million of severance charges related to the video entertainment and information services business.

Included in operating expenses for the first six months of 1996 were charges of $155.0 million for retirement incentives, a $14 million intrastate gross receipts tax refund (see Operating revenues above) and charges of $110 million related to various self-insurance programs and legal and regulatory contingencies.

Excluding the items discussed above, operating expenses would have decreased $22.0 million, or 0.4% over adjusted operating expenses for the first six months of 1996. Telecommunications group operating expenses would have decreased $3.8 million, or 0.1%, and the nontelephone subsidiaries' operating expenses would have decreased $18.2 million, or 3.1%.

At the telecommunications group, the $3.8 million adjusted decrease results primarily from the net of (i) an $84 million decrease in depreciation due to revised estimates of future net salvage value and remaining useful lives during 1996, and technical updates to depreciation rates and reserve balances in 1997 offset by growth in depreciable plant investment. Employee related costs decreased $43 million primarily due to a reduction in benefit costs, overtime and an increase in capitalized costs that are partially offset by additional labor costs attributable to increased force needed to continue improving quality and wage rate increases. Non-employee costs increased $118 million primarily due to an increase in contracted services needed to continue improving service and costs resulting from the Act, including costs of implementing the competitive check list provisions, the effects of which are expected to continue (see Regulatory Environment).

At the nontelephone subsidiaries, the $18.2 million adjusted decrease results primarily from the reduction in operating expenses due to the deconsolidation of CableComms (see CableComms Merger), offset by higher expenses at Information Resources and costs associated with out-of-region long distance services.

Form 10-Q Part I

                               NYNEX CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Operating income
----------------

Operating income for the first six months of 1997 was $1,198.4 million, an increase of $56.2 million, or 4.9%, over the same period of 1996.

Operating income, after adjusting for the items discussed above in Operating revenues and Operating expenses, would have been $1,613.5 million, an improvement of $151.3 million, or 10.3%, over adjusted operating income for the first six months of 1996. Operating margin for the first six months of 1997 would have improved 1.8 percentage points to 23.4% from 21.6% adjusted. This improvement was a result of adjusted revenue growth of 1.9% as compared to expenses decreasing by 0.4%.

Other income (expense) - net
----------------------------

Other income (expense) - net for the first six months of 1997 was $11.7 million worse than the same period of 1996. The principal components of this change include (i) an $11 million gain on the sale of property in Boston, and (ii) $9 million increase in certain merger-related costs, a $7 million increase in minority interest expense, and a $8 million decrease due to unfavorable "mark to market" valuation adjustments.

Interest expense
----------------

Interest expense for the first six months of 1997 increased $48.1 million, or 15.0%, over the same period of 1996. Interest expense for the first six months of 1997 includes charges of $27.6 million resulting from the resolution of various regulatory contingencies and tax issues. Excluding these charges, adjusted interest expense for the first six months of would have been $342.0 million, an increase of $20.5 million, or 6.4% over interest expense for the first six months of 1996 primarily due to higher average debt balances offset by lower capitalized interest and the settlement of obligations pursuant to a service improvement plan implemented in 1994.

Income (loss) from long-term investments
----------------------------------------

Income (loss) from long-term investments for the first six months of 1997 decreased $54.2 million over the same period of 1996. Income (loss) from long-term investments for the second quarter of 1997 included charges of $15.0 million associated with the restructuring of the CAI Wireless investment (see Restructure of CAI Investment). Excluding this charge, adjusted Income (loss) from long-term investments would have decreased $39.2 million primarily from the net of (i) an increase in equity income of $15 million from the Bell Atlantic NYNEX Mobile cellular partnership and $31 million of 1996 costs associated with the formation of the partnership, and increases of approximately $20 million from other investments, including NYNEX's

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

Information Resources' sale of a 25% interest in an international venture, offset by (ii) equity income in 1996 of $64 million for the goodwill associated with Vanstar and quarter over quarter losses of $44 million from PrimeCo Personal Communications, L.P. ("PrimeCo").

Income taxes
------------

Income taxes for the first six months of 1997 decreased $26.1 million, or 8.0%, over the same period of 1996 primarily attributable to lower pretax income.

RETIREMENT INCENTIVES

The number of employees who elected to leave under retirement incentives in the first six months of 1997 and 1996 are as follows:

                                                          1997            1996
                                                          ----            ----
Management                                               1,885             910
Associates                                               1,450             860
                                                         -----           -----
Total                                                    3,335           1,770
                                                         =====           =====

The components of the charges for retirement incentives for the first six months of 1997 and 1996 are as follows:

(In millions)                              1997                  1996
                                           ----                  ----
                                    Pretax    After-tax    Pretax    After-Tax
                                    ------    ---------    ------    ---------
Pension enhancement charges         $330.7     $208.4      $137.5     $ 85.9
Postretirement medical costs         103.5       65.5        17.5       10.6
                                    ------     ------       -----     ------
                                    $434.2     $273.9      $155.0     $ 96.5
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

During the six months of 1997, severance reserves of $54 million were primarily transferred to the pension liability and $54 million of postretirement medical liability was applied on a per employee basis as a result of associates leaving under the retirement incentives. At June 30, 1997, $68 million of severance reserves and $87 million of unapplied postretirement medical liability remained.

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

PROPOSED MERGER

NYNEX and Bell Atlantic announced a proposed merger of equals under a definitive merger agreement (the "Merger"), entered into on April 21, 1996 and amended on July 2, 1996. Under the terms of the amended agreement, NYNEX will become a subsidiary of Bell Atlantic. NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the Merger.

The Merger is expected to qualify as a "pooling of interests," which means that, for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. In November 1996, stockholders of both companies approved the Merger. The completion of the Merger is subject to the FCC's approval, which is expected to be received shortly. In connection with the FCC's review of the proposed merger, Bell Atlantic and NYNEX submitted a list of commitments they will follow to assure competition in our local exchange markets. These commitments are not expected to have a material impact on the new combined company's results of operations or financial condition.

After the closing of the Merger, Bell Atlantic will file, as part of a Current Report on Form 8-K, unaudited pro forma combined condensed financial statements which give effect to the Merger using the pooling-of-interests method of accounting.

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

CABLECOMMS MERGER

Effective April 28, 1997, all of the conditions of the recommended offers for CableComms by CWC had effectively been satisfied. As a result, NYNEX completed the transfer to CWC (in exchange for 18.5% of the outstanding stock of CWC) of all of its equity interests in CableComms. In connection with this exchange, CWC replaced the financing facilities arranged by NYNEX for the North and the South. This exchange represents the consummation of the transaction that was conditionally agreed to and announced in October 1996.

NYNEX accounted for the transaction as a nonmonetary exchange of similar productive assets, and as a result, no gain or loss was recorded on the exchange. Prior to the transfer to CWC, NYNEX included the accounts of CableComms in its consolidated financial statements. NYNEX accounts for its resulting investment in CWC by the equity method.

RESTRUCTURE OF CAI INVESTMENT

In March 1995, NYNEX and Bell Atlantic collectively invested approximately $100 million in certain securities issued by CAI Wireless Systems, Inc. ("CAI"), a wireless cable television company that utilizes multichannel, multipoint distribution system technology. In April 1997, NYNEX and Bell Atlantic restructured their investments in CAI through amended agreements which provide, among other things, for a current mutual exchange of releases, an agreement to share certain patent and intellectual property rights related to the companies' digital wireless venture, and a renegotiated repurchase option for CAI. As a result of this transaction and an assessment of the fair value of the investment in CAI, NYNEX recorded a charge in the second quarter of 1997 of $15.0 million to earnings to reduce the investment to fair value.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows
----------

Operating activities: Net cash provided by operating activities was $1,215.0 and $1,199.1 million for the first six months of 1997 and 1996, respectively, an increase of $15.9 million. There was a $162.7 million decrease in net income and an $83.4 million decrease in depreciation and amortization.

Changes in operating assets and liabilities used $616.1 million of cash flows in the first six months of 1997, as compared to $700.7 million in the first six months of 1996. Costs associated with re-engineering activities reserved for in 1993 resulted in cash outlays of approximately $4 million and $38 million in the first six months of 1997 and 1996, respectively. The large increase in retirement incentive charges in the first six months of 1997 as compared with the first six months of 1996 did not materially affect operating cash flows because the cash outflows will be incurred primarily by the NYNEX Pension Plans in future years.

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

Investing activities: Net cash used in investing activities was $1,563.1 million and $1,372.8 million for the first six months of 1997 and 1996, respectively, an increase of $190.3 million.

Capital expenditures were $1,249.5 million in the first six months of 1997, an increase of $81.2 million, over the first six months of 1996. The increase results primarily from higher expenditures at the telecommunications subsidiaries of approximately $190 million which are funded through cash generated from operations partially offset by the deconsolidation of CableComms (see CABLECOMMS MERGER). Capital expenditures for the telecommunications subsidiaries are for the upgrade and extension of the telecommunications network.

Other investing activities: In the first six months of 1997, net cash used in other investing activities were $119.9 million higher than the first six months of 1996. Cash inflows resulted from the sale of a 25% interest in Information Resources' international venture in the first quarter of 1997, and from the sale of NYNEX's interest in Vanstar in the first quarter of 1996. Cash outflows resulted primarily from additional investments in PrimeCo and FLAG Limited in 1997, and PrimeCo, Tele-TV Partnerships, FLAG Limited and P.T. Excelcomindo Pratama in 1996.

Financing activities: Net cash provided by financing activities was $329.0 million and $155.5 million for the first six months of 1997 and 1996, an increase of $173.5 million. Total debt increased $717.7 million over June 30, 1996 and the debt ratio increased to 60.2% as of June 30, 1997, compared with 59.9% as of June 30, 1996. Commercial paper levels increased primarily due to additional borrowings to fund operations and to repay long-term debt. NYNEX Credit Company issued $150 million of medium-term notes in the first six months of 1997 in order to fund long-term operations. During the first six months of 1997, New York Telephone redeemed $42 million of its Notes and NYNEX Capital Funding repaid $189.5 million of medium-term notes.

Issuance of common stock/Purchase of treasury stock: During most of 1996, NYNEX issued common stock for employee savings plans, the Dividend Reinvestment and Stock Purchase Plan ("DRISPP"), stock compensation plans and employee option plans. During the first six months of 1997 and at the end of 1996, NYNEX has purchased treasury stock to fulfill most of the exercises of employee stock options. During the first six months of 1997 and at the end of 1996, the savings plans and DRISPP have purchased stock on the open market to satisfy plan obligations.

Dividends paid: Dividends declared in the first six months of 1997 remained unchanged from the first six months of 1996 at $.59 per share in each quarter.

Minority interest: Financing cash flows in the first six months of 1997 and 1996 included net funds of $(0.1) and $471.2 million, respectively. The funds provided in 1996 were primarily from the March 1996 monetization of NYNEX's investment in Viacom Series B Cumulative Preferred Stock of $500 million.

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

Liquidity
---------

Management believes that NYNEX has adequate internal and external resources available to finance ongoing operating requirements, business development, network expansion, and new investments for the foreseeable future. While current liabilities exceeded current assets at June 30, 1997, management believes ongoing cash flow requirements will continue to be primarily provided by operations with remaining requirements provided by readily available external financing.

At March 31, 1997, NYNEX had $950 million of unissued, unsecured debt and equity securities registered with the SEC. The proceeds from the sale of securities would be used to provide funds to NYNEX and/or NYNEX's nontelephone subsidiaries for their respective general corporate purposes. At June 30, 1997, NYNEX Capital Funding Company ("CFC") had $637 million of unissued medium-term debt securities registered with the SEC and a $1 billion Euro medium-term note programme under which no notes have yet been issued. When issued, these securities will be guaranteed by NYNEX. The proceeds from the sale of these securities may be used to provide financing for NYNEX and the nontelephone subsidiaries. At June 30, 1997, New England Telephone and New York Telephone had $500 and $250 million, respectively, of unissued, unsecured debt securities registered with the SEC.

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

During 1996, primarily all of NYNEX's outstanding commercial paper was classified as Long-term debt as a result of management's intent to refinance these borrowings on a long-term basis using an unsecured credit facility. As of March 31, 1997, NYNEX no longer has the intent to refinance this commercial paper on a long-term basis and as a result commercial paper is no longer classified as long-term debt.

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

REGULATORY ENVIRONMENT

Factors That May Impact Future Results
--------------------------------------

The telecommunications industry is undergoing substantial changes as a result of the Act, other public policy changes and technological advances. These changes are likely to bring increased competitive pressures in our current businesses, but it will also open new markets.

The Act became law on February 8, 1996 and replaced the Modification of Final Judgment ("MFJ"). In general, the Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies, such as NYNEX and Bell Atlantic, to provide interLATA (long distance) services and to engage in manufacturing. However, our ability to engage in these new businesses, previously prohibited by the MFJ, is largely dependent on satisfying certain conditions contained in the Act. Among the requirements with which NYNEX and Bell Atlantic must comply in order to provide in-region long distance services is a 14-point "competitive checklist" which includes steps we must take which will help competitors offer local service, either through resale, through the purchase of unbundled network elements, or through their own networks. NYNEX and Bell Atlantic must also demonstrate to the FCC that our entry into the long distance market within the states served by our operating telephone subsidiaries would be in the public interest.

A U.S. court of Appeals recently found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act. It also found that several particularly objectionable provisions of the FCC's rules were inconsistent with the statutory requirements. In particular, it affirmed that states have exclusive jurisdiction over the pricing of interconnection elements and that the FCC could not lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. This decision should not delay the advent of local competition, since, under the previous stay of the FCC's rules, a number of interconnection agreements have been concluded and states have proceeded to adopt pricing and other standards for local interconnection.

NYNEX and Bell Atlantic are unable to predict definitively the impact that the Act will have on the business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, and the timing, extent and success of our pursuit of new opportunities resulting from the Act.

Telecommunications Act of 1996
------------------------------

On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. While there are additional decisions

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

pending on Universal Service and Access reform, based on the decisions to date, NYNEX does not believe that these proceedings will result in a material adverse impact on results of operations or financial condition.

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

Price Caps

The FCC also adopted modifications to its price cap rules that will affect access rate levels. Under the current price cap rules effective through June 30, 1997, NYNEX's price cap index is adjusted by an inflation index (GDP-PI) less a fixed percentage, either 4.0%, 4.7%, or 5.3% as NYNEX may elect, which is intended to reflect increases in productivity ("Productivity Factor"). For the current period ending June 30, 1997, NYNEX has chosen the 5.3% Productivity Factor.

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

On June 30, 1997, NYNEX made its Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases totaling approximately $198.7 million, of which $4.4 million is a result of one-time adjustments which will only be in effect until July 1998. The FCC is conducting an investigation that could result in further rate reductions.

The FCC is expected to adopt an order later this year to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. NYNEX is unable to predict the results of this further proceeding.

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

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

All the telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998, will require each carrier to contribute approximately 1 to 2% of its revenues. NYNEX, however, will be permitted to recover its universal service contributions through higher interstate charges to long distance carriers and end users.

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

NYNEX has submitted to the NYSPSC for its approval a proposed Statement of Terms and Conditions for interconnection pursuant to Section 271. NYNEX has also submitted to the NYSPSC for its review a draft of NYNEX's Section 271 application to the FCC. In July the NYSPSC identified "shortcomings of the record" and advised that NYNEX will be given an opportunity to supplement the record as to those issues. Work is underway to prepare an appropriate supplement. These matters are pending before the NYSPSC. NYNEX expects to file its Section 271 application with the FCC later this year. Under Section 271, the FCC must approve or deny the application within 90 days of filing.

State Regulatory
----------------

New York

In May, the NSYPSC issued an Order to Show Cause, noting that New York Telephone's Personalized Rate Plan, a flat-rated toll calling plan for residential customers, was continuing to fail the "price floor" test under the Plan. The test establishes a minimum price for New York Telephone's toll and toll-like services, based on the rates New York Telephone charges other carriers for access. The Order required New York Telephone to show cause why switched carrier access rates should not be reduced in order to lower the price floor below the average revenue level under the Personalized Rate Plan. The NSYPSC also solicited comments on a proposal to require retroactive adjustments of carrier access charges if New York Telephone failed the

Form 10-Q Part I

                                NYNEX CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

applicable price floor tests for the upstate or downstate toll categories (rather than merely for individual services within those categories). In its comments, New York Telephone argued that adjustments under the price floor test should be addressed through adoption of the access rate restructuring proposed by New York Telephone in the NYSPSC's access charge proceeding. New York Telephone also argued that it should have the flexibility to address future price floor "failures" either through access rate changes or through toll rate changes, and that retroactive access charge reductions should be required. In July, the NYSPSC ordered New York Telephone to lower its access charges to meet the price floor test. It is estimated that the first-year annual revenue reduction will be approximately $15 million.

In July, the Appellate Division of the New York Supreme Court dismissed MCI's lawsuit seeking to overturn the Performance Incentive Plan ("Plan") adopted by the NYSPSC in 1995. MCI had challenged the lack of an earnings cap and had asserted that New York Telephone's rates should be further reduced annually by the amount of the $153 million set-aside.

Massachusetts

In May, the Massachusetts Department of Public Utilities ("MDPU") issued its decision establishing the procedures for New England Telephone's implementation of ILP in Massachusetts. Generally, the MDPU adopted New England Telephone's proposals regarding the presubscribed carrier ("PIC") method, timing, eligibility of calls, cost recovery mechanism, and customer education plan. Finally, the MDPU required New England Telephone to develop a cost-based ILP PIC change charge and carrier selection procedures to ensure competitive neutrality prior to ILP PIC selection, particularly during the 90-day implementation period.

Maine

The Maine Public Utilities Commission ("MPUC") has commenced a rulemaking to reduce intrastate access charges to the rate levels prevailing in the interstate jurisdiction. In June the MPUC ordered a 20% reduction in the carrier common line charge (approximately $5.3 million in access revenues on an annual basis), as an initial step in the rate re-balancing process, but declined to award New England Telephone any offsetting revenue increases. The MPUC held that increases in rates for other services were barred under the Price Regulation Plan, which governs New England Telephone's operations.

New England Telephone has appealed the Order to the Maine Supreme Judicial Court as an unconstitutional taking of property inasmuch as the ordered reduction in access charges, with no offsetting revenue increase, violates the Price Regulation Plan. New England Telephone applied to the court for a stay of the effective date of the ordered access tariff reductions pending final resolution of the appeal. A decision by the Court on that motion is expected shortly.

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

Vermont

On July 31, New England Telephone filed with the Vermont Public Service Board ("VPSB") a proposed three-year Price Regulation Plan. The Plan is similar in structure to plans in effect in Massachusetts, Maine, and Rhode Island. It includes a 2.5 % productivity factor, pricing and operations flexibility, and a service quality incentive plan that provides for both penalties and rewards for various levels of service quality.

Also on July 31, NYNEX submitted to the VPSB for its approval a proposed Statement of Terms and Conditions for interconnection pursuant to Section 271, and accompanying cost studies. The Statement was filed as part of NYNEX's compliance with the requirement in the VPSB's order approving the Merger that NYNEX satisfy the Section 271 "checklist" by September 30, 1997. The VPSB has issued an order suggesting that it will consider deferring that compliance date if it finds that progress is being made in determining NYNEX's costs and in opening the Vermont local market to competition.

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

Form 10-Q Part II

                                NYNEX CORPORATION
                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 5.   Other Information
-------   -----------------

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


ITEM 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

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



                                                   NYNEX CORPORATION




                                                   M. Meskin
                                                   -----------------------------
                                                   M. Meskin
                                                   Vice President - Financial
                                                   Operations and Comptroller
                                                   (Principal Financial Officer)










August 7, 1996